Form 10QSB
period 1996-03-30
MAGNUM RESOURCES INC /DE/
filed 1996-06-17
CIK 915637

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

              ________________________________________________


                                  FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended April 30, 1996

                        Commission File Number: 0-22990

              ________________________________________________


                             MAGNUM RESOURCES, INC.

             (Exact name of registrant as specified in its charter)

            DELAWARE                                      87-0368628
     (State of incorporation)                             (I.R.S. Employer
                                                          Identification No.)

                          2850 METRO DRIVE   SUITE 509
                             Bloomington, MN 55425
                                 (612) 854-1625

    (Address, including zip code, and telephone number including area code, of Issuer's executive offices)


         _____________________________________________________________
          Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                 Name of each exchange on which registered
    None                                     None

         _____________________________________________________________

          Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK; 10% CONVERTIBLE PREFERRED STOCK; WARRANTS TO PURCHASE COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No___

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date: As of  May 1, 1996    -
10,252,337.

Transitional Small Business Disclosure Format (Alternative 2):

Yes __X__   No___

                             MAGNUM RESOURCES, INC.

                                  FORM 10-QSB

                               TABLE OF CONTENTS




PART I. FINANCIAL INFORMATION                                           Page No.
- -----------------------------                                           --------
Item 1.     Financial Statements

     Condensed Consolidated Balance Sheets                                  3

     Condensed Consolidated Statements of Operations                        4

     Condensed Consolidated Statements of Cash Flows                        5

     Notes to Condensed Consolidated Financial Statements                   6

Item 2.    Management's Discussion of Plan of Operation
            For Transitional Small Business Issuer                        7-9

PART II. OTHER INFORMATION
- --------------------------

Item 1.    Legal Proceedings                                              10

Item 4.    Submission of Matters to a Vote of Share Holders               10

Item 6.    Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                                10

                             MAGNUM RESOURCES, INC.
                                AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION
ITEM 1. - Financial Statements
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                          April 30,             July 31,
ASSETS                                      1996                  1995
- ------                                  ------------          -----------
Current assets:
 Cash                                   $    23,149           $    69,203
 Accounts receivable                        543,854               455,989
 Inventories                              1,425,847             1,556,674
 Prepaid expenses                           101,745                58,997
                                          ---------             ---------
     Total current assets                 2,094,595             2,140,863

Property, plant & equipment, net          1,434,268             1,686,300
Other assets                                 38,731                41,298
                                          ---------             ---------
     Total assets                       $ 3,567,594           $ 3,868,461
                                          =========             =========
LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------
Current liabilities:
 Current maturities of
     long-term obligations              $   298,251           $   210,110
 Accounts payable                           467,625               812,406
 Accrued liabilities                        515,173               499,507
                                          ---------             ---------
     Total current liabilities            1,281,049             1,522,023

Long-term obligations                       123,292               227,704
Deferred income taxes                       112,000               112,000
                                          ---------             ---------

     TOTAL LIABILITIES                    1,516,341             1,861,727

Stockholders' Equity:
 Preferred stock, par value $.01 per
  share; 5,000,000 shares authorized,
  no shares issued or outstanding.              -0-                   -0-

 Common stock, par value $.01 per
  share, 50,000,000 shares authorized;
  10,252,337 shares issued and
  outstanding at April 30, 1996
  and July 31, 1995.                        102,523               102,523

 Additional paid in capital               7,830,602             7,830,602

 Accumulated deficit                     (5,881,872)           (5,926,391)
                                          ---------             ---------

     Total stockholders' equity           2,051,253             2,006,734
                                          ---------             ---------
TOTAL LIABILITIES & EQUITY              $ 3,567,594           $ 3,868,461
                                          =========             =========



                (See Accompanying Notes  to Financial Statements)

                             MAGNUM RESOURCES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                               Three Months Ended           Nine Months Ended
                                    April 30,                   April 30,
                               1996         1995            1996         1995
                           -----------   -----------    -----------   -----------
Net sales                  $ 1,796,829   $ 1,902,672    $ 5,061,777   $ 4,764,463
Cost of goods sold           1,333,344     1,553,615      3,892,966     4,311,440
                             ---------     ---------      ---------     ---------
     Gross profit              463,485       349,057      1,168,811       453,023

OPERATING EXPENSES:
 Selling, general
 & administration              362,034       296,111        982,624       890,171
Research & development
 and engineering                37,989        39,643        110,247       127,353
                             ---------     ---------      ---------     ---------

Operating profit (loss)         63,462        13,303         75,940      (564,501)

OTHER INCOME (EXPENSE):
Interest income
 (expense), net                (14,182)       (9,102)       (31,138)      (19,004)
Other                           (3,140)       15,018           (283)       21,906
                             ---------     ---------      ---------     ---------
Earnings (loss) before
income taxes                    46,140        19,219         44,519      (561,599)

Income Taxes                       -0-           -0-            -0-          -0-
                             ---------     ---------      ---------     ---------


NET EARNINGS (LOSS)        $    46,140   $    19,219    $    44,519   $  (561,599)
                             =========     =========      =========     =========

Net earnings (loss)
per share                        $0.00         $0.00          $0.00        $(0.06)
                             =========     =========      =========     =========

Weighted average number
 of common shares
 outstanding                10,252,337    10,279,003     10,252,337     9,964,236
                            ==========    ==========     ==========     =========


                (See Accompanying Notes to Financial Statements)

                             MAGNUM RESOURCES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                   Nine Months    Ended April 30,
                                                      1996             1995
                                                   ------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                  $  44,519      $(561,599)
Adjustments to reconcile net earnings
 (loss) to net cash from operations:
  Depreciation & amortization                          262,710        301,668
Loss on assets                                             -0-         (2,902)
Changes in assets and liabilities:
  Accounts receivable                                  (87,865)       226,174
  Inventories                                          130,827        593,322
  Prepaid expenses                                     (42,748)        16,739
Accrued liabilities                                     15,666       (117,592)
  Accounts payable                                    (344,781)      (446,001)
                                                      --------       --------
Net cash provided by (used in) operations              (21,672)         9,809

Cash flows from investing activities:
  Purchase property, plant & equipment                 (10,678)       271,857
  Other assets                                           2,567          1,367
                                                      --------       --------
Net cash provided by
  investing activities                                  (8,111)       273,224

Cash flows from financing activities:
  Payments on financing activities                         -0-        (63,750)
  Payments on long-term obligations                    (16,271)      (196,023)
Net cash used in                                      --------       --------
  investing activities                                 (16,271)      (259,773)

NET INCREASE (DECREASE) IN CASH                        (46,054)        23,260

  Cash at beginning of period                           69,203            600
  Cash at end of period                              $  23,149      $  23,860
                                                      ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest              16,956         22,036

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING:
  Common stock for long-term Debt                          -0-         63,750
  Common stock for preferred stock                         -0-         (5,819)
  Issuance of long-term debt for
    accounts payable balance due                       104,281            -0-


                (See Accompanying Notes to Financial Statements)

                             MAGNUM RESOURCES, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A  BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Magnum Resources, Inc. ("MRI") and its wholly-owned subsidiaries, Hydra-Mac International, Inc. ("HMI"), D&E Machining, Inc. ("DEMCO"), Power Equipment Company ("PEC") and, until July 1995, Hydra-Mac, Inc., collectively referred to as the "Company". These statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the company, and notes thereto, for the fiscal year ended July 31, 1995. All significant intercompany accounts and transactions have been eliminated in consolidation. The following information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim period results.


NOTE B  REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate on-going continuation of the Company. The Company had earnings of $46,140 during the three months ended April 30, 1996, and earnings of $44,519 during the nine months ended April 1, 1996. The continued success of the Company is ultimately dependent upon the continued improvement of future operations, management has taken certain steps in an attempt to improve the financial condition of the Company by improving the Company's operating profits and by increasing the Company's working capital. If the Company is successful in its efforts to increase sales and improve gross margins, of which there can be no assurance, the Company should be able to generate a positive cash flow from operations. Management's plans to increase sales and improve gross margins are set forth in the accompanying Management Discussion of the Plan of Operation of this document.

                             MAGNUM RESOURCES, INC.
                                AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION OF PLAN OF OPERATION FOR TRANSITIONAL SMALL BUSINESS ISSUER (ALTERNATIVE 2)

PLAN OF OPERATION

Management is continuing to implement a number of steps in an attempt to increase earnings and to improve the cash flow of the Company. First, the Company is continuing to reduce costs and improve productivity in manufacturing, engineering and the administrative offices. Second, the Company has increased wholegood prices in an attempt to improve the cash flow of the Company. Third, the Company has added dealerships in an attempt to improve the quantity of sales orders for the Company. Fourth, the Company has attempted to improve dealer financing and customer leasing programs to increase both parts and wholegood sales. Fifth, the Company has added engineering designs and product improvement features to the products in an attempt to increase sales and to remain competitive in the skid steer loader industry. Without external financing, the Company anticipates that it will face additional working capital and cash flow shortages during the next several months as production continues to increase.

RESULTS OF OPERATIONS

Net earnings (loss) for the nine months ended April 30, 1996 and 1995 were $44,519 and $(561,599), respectively. Management attributes the increase in earnings to increased sales and decreased operating expenditures during the period. Sales for the nine months ended April 30, 1996 were up $297,314 over the same period during 1995 despite the Company's withdrawal from the rubber track crawler market. In addition, total operating costs, including $3,892,966 Costs of Goods Sold and $1,092,871 Operating Costs, were down $343,127 during the same nine month period resulting in an increase in operating income of $640,441. Gross profits margins for the third quarter ended April 30, 1995 increased from 18% to 26%. The increase in profit margins was primarily due to increased prices and reductions in direct and indirect labor costs.

Net Operating Income for the three months ending April 30, 1996 was $63,462, compared to $13,303 for the same period during 1995. Selling, General & Administrative expenses during third quarter ended April 30, 1996 increased $65,923 over the same period 1995 due to increases in personnel and an increased emphasis in sales and marketing. Management believes this difference will stabilize and that the operating profit margin will increase during the fourth quarter of 1996. In addition, management believes that Net Earnings will increase during fourth quarter 1996 based upon the seasonality of product sales and the history of sales during fourth quarter 1995.

                             MAGNUM RESOURCES, INC.
                                AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION OF PLAN OF OPERATION FOR TRANSITIONAL SMALL BUSINESS ISSUER (ALTERNATIVE 2) - (CONTINUED)

FINANCIAL CONDITION

Working capital has increased from $618,840 on July 31, 1995 to $813,546 on April 30, 1996. This increase in working capital reflects a decrease in accounts payable from $812,406 to $467,625 and an increase in accounts receivable from $455,989 to $543,854 during the period. Cash remains a significant concern for the Company. During the quarter, the lack of cash resulted in the unavailability of certain production parts, causing production flow to be interrupted. Also, the lack of cash reduced sales for the quarter, limited accounts receivable for the Company and decreased the profit margins on product sales. Although the Company has been able to operate with cash generated from operations without additional external operating capital, there is no assurance that the Company will be able to continue to do so in the future.

Finally, the accumulated deficit of $5,881,872 represents losses accumulated during the transition period of the Company following the merger with Hydra-Mac, Inc. during 1991. However, despite the large accumulated deficit, the Company Debt/Equity Ratio remains low because few financial organizations have been willing to accept the risk of debt financing based upon the unfavorable financial record of the Company. However, the Company continues to pursue various financing alternatives which would provide the Company with the cash and inventory necessary to support the Company's sales and production goals. Based upon recent bank contacts, management is hopeful that external financing will be approved during fourth quarter of 1996.

FACTORS AFFECTING FUTURE RESULTS

     This report contains "forward looking" statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company cautions investors that there can be no assurance that the forward looking business conditions or the actual operating results will agree with those projected or suggested in such forward looking statements based on, but not limited to:

                             MAGNUM RESOURCES, INC.
                                AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION OF PLAN OF OPERATION FOR TRANSITIONAL SMALL BUSINESS ISSUER (ALTERNATIVE 2) - (CONTINUED)

          1. The Company's inability to obtain adequate working capital could cause the Company's condition to differ materially from those set forth in the forward-looking statements.

          2. There is risk that the Company will not be able to obtain adequate dealer financing for the Company's products.

          3. Adverse affects of significant litigation matters and the subsequent costs of such litigation could have an adverse effects on the Company whether the Company is liable or not.

          4. The Company's financial results in any particular fiscal period are not necessarily indicative results for future periods. Increases in material costs, warranty costs or costs of operation could have an adverse effect on the Company.

          5. The Company's success is partly dependent upon its ability to successfully anticipate and adjust production capacity to meet demand, which is partly dependent upon the ability of external suppliers to deliver components at reasonable prices and in a timely manner. These constraints could adversely effect future operating results.

          6. The construction industry is a significant market for the Company's products. During times of general economic decline, demand for construction and related equipment, including the Company's products, can be expected to decline. There can be no assurance that such general economic conditions will not have adverse effect on the Company's business.

           7. The Company operates in a highly competitive industry. The inability of the Company to carry out marketing and sales plans, product price competition, the entry of new competitors into the industry, the introduction of new products into the marketplace and adverse publicity and news coverage could have an adverse effects on the Company's business.

           8. The Company has experienced significant management and production employee turnover during the past several years. At this time, additional losses of key executives due to death, termination or retirement could have an adverse effect on the Company.

                             MAGNUM RESOURCES, INC.
                                AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

           None.

     (B)  Reports on Form 8-K

           None.



                                   SIGNATURE

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        MAGNUM RESOURCE, INC.
                                              (Registrant)


Date: June 13, 1996                     BY: _________________________
                                              John Luoma
                                              Chief Executive Officer

                                        BY: _________________________
                                              Richard Foster
                                              Chief Financial Officer