Form 10KSB
period 1996-07-31
MAGNUM RESOURCES INC /DE/
filed 1997-02-18
CIK 915637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Fiscal Year Ended July 31, 1996

                         Commission File Number: 0-98765


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No____

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB[ ].

State issuer's revenues for its most recent fiscal year: $6,940,907

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: (As of November 1, 1996) approximately $ 1,544,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 1, 1996 - 10,252,337.

Transitional Small Business Disclosure Format (Alternative 2):

Yes __X__    No  ____



                             MAGNUM RESOURCES, INC.

                                AND SUBSIDIARIES

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW AND HISTORICAL BACKGROUND

Magnum Resources, Inc. ("Magnum") and its subsidiaries Hydra-Mac International, Inc. ("Hydra-Mac") and D&E Machining, Inc. ("D&E")(collectively referred to as the "Company") design, manufacture, distribute and sell skid steer loaders and associated products. From 1991 until 1995 the Company also designed, manufactured and sold rubber track crawler loaders.

Magnum was incorporated in Delaware in 1981 to pursue the possible development of natural resources in the state of Nevada. In 1991, Magnum acquired Hydra-Mac and D&E by means of a statutory merger. Since its inception in 1970, Hydra-Mac has been engaged in the business of designing, manufacturing and selling skid steer loaders. D&E, since its inception, has been engaged in the business of manufacturing gear and machine parts, substantially for Hydra-Mac.

PRODUCTS

The following descriptions outline the products of the Company.

SKID STEER LOADERS - HYDRA-MAC

The Company designs, manufactures, and markets skid steer loaders and associated products. Skid-steer loaders are small four-wheeled vehicles that were originally designed and used as loaders, but in the last decade have become increasingly popular with the availability of attachments such as backhoes, forklifts, breakers, planers, rakes and augers. Today, skid steer loaders provide users with a versatile, heavy duty, and durable vehicle to perform a multitude of agricultural, construction and industrial work tasks. In addition, most skid-steer attachments are designed to be used with an industry standard quick-attach mechanism which allows attachments built by one manufacturer to be used on vehicles manufactured by another.

Skid steer loaders are labor-saving machines that can do a variety of jobs that are difficult to do manually, and that larger machines, such as tractors, bulldozers, and other construction equipment, cannot do because of their size. Characteristically, skid steer loaders have an independent drive system for the left and right side of the unit, thereby allowing the machine to skid and thus turn 360 degrees within their own tracks. This compact wheel turning ratio allows the skid steer loader to operate effectively in confined spaces with limited available maneuverability. Models vary in their physical length, width, height and operating efficiency to lift a maximum amount of material within specific work requirements that can be accomplished at a safe rate.

The Company's product line includes four models of the Hydra-Mac hydrostatic, all-gear drive skid steer loaders. The machines range in size and capacity from 37 horsepower and 1300 pounds of operating capacity to an 88 horsepower diesel engine with 2650 pounds operating capacity. Hydra-Mac's product line also consists of two series. One series has Isuzu diesel engines and the other series features John Deere engines, a heavier frame and a hydraulic pump system. In addition, although there is no assurance that a new model will be introduced in 1997, the Company has made plans to introduce a new model to the marketplace to provide a heavy duty skid steer loader with a mid-ranged price that will meet specific needs of the customer. The Company believes that their 2650D model has the largest SAE rated operating capacity of any skid steer loader in the marketplace.

RUBBER TRACK CRAWLERS - COMMANDER

In 1991, the Company offered its rubber tracked crawler loader to the market. The Commander rubber track crawler offered many of the characteristics of the skid steer loader, but included the traction advantages of a rubber track system generally associated with conventional steel track machines. The rubber track enabled the loader to maneuver on soft surfaces more quickly and easily. At the same time, the rubber track crawler did not leave the heavy wheel track "foot print" commonly associated with front-end loaders. These features, along with the all gear drive technology, enabled the Commander to fill a market niche between the skid steer loader and other heavy duty front-end loading equipment.

In 1995, the Company decided to cease manufacturing the rubber track crawler loader due to a management decision to concentrate efforts of the Company's historical base of traditional skid steer loaders until it determined it could effectively reintroduce and market the rubber track crawler loader. Currently, although there can be assurance that the plans will be implemented, the Company is reviewing a plan to form a strategic partnership with certain track designers to reintroduce a model of the rubber track crawler to the marketplace during fiscal year 1997. See "Risk Factors."

REPLACEMENT PARTS AND ATTACHMENTS

The Company offers a variety of loader replacement parts and attachments for all current and previously produced skid steer and rubber track loaders. It currently manufactures a wide range of buckets, pallet forks, augers, scarifiers, outriggers, backhoes, as well as a wide selection of manufactured replacement and service parts. Many of the replacement and service parts are produced by the Company, however, a majority of the loader attachments are purchased from external equipment manufacturers including sweepers, trenchers, dozer blades, hammers, tracks, snow-blowers, tree-spades, cold-planers, concrete crushers, and shears. Prices of parts and attachments are based on the normal market competition since the end user can purchase attachments directly from other manufacturers. The Company also stocks certain replacement parts for older loaders to maintain the policy of lifetime serviceability. Prices for these parts are based upon customer need and the availability of alternative parts sources.

MARKETS

The skid steer loader market is highly competitive and dominated by several large multinational companies, including: (1) Case International, (2) Clark Equipment, (3) John Deere, (4) Koehring, (5) Gehl, (6) Ford New Holland and (7) Takeuchi. The Company believes that the primary competitive factors affecting the skid steer loader markets include: price, performance, quality, reliability, technical innovation and ease of use.

The Company believes that the prices for its products, which ranges from $13,000 to $29,000, are at the high end of the retail price range, but, given the Company's other features, are acceptable to customers. The Company believes: (1) its products' all gear drive and technical design features outperform other skid steer loaders, (2) its products' extra heavy plate steel framing provides additional durability beyond many competitors, (3) constant design improvements have enabled the Company to produce skid steer loaders which outlast others in the field, (4) engineering design changes have updated the skid steer loaders to meet customer recommendations, and (5) its joystick control device makes the Company's skid steer loaders easier to use than the competition. The Company also believes that its units fit the market between the small skid steer loaders produced by Case, Clark Equipment and Ford New Holland, and the large size earth moving equipment manufactured by Komatsu and Caterpillar.

SALES AND MARKETING

The Company distributes its skid steer loaders under the Hydra-Mac name through independent dealers and its own sales force. Historically, the Company has obtained a majority of sales through an informal network of current owners and word-of-mouth, relying on product quality, durability and performance to sustain sales. During 1996, however, sales were increased through: (1) the hiring of additional sales staff and support personnel to increase their coverage and presence in all sales regions throughout the United States, (2) increased participation in industry trade shows, and (3) the development of Internet marketing presentations. Currently, the Company sells its products throughout the United States through 150 active dealers and 50 lesser active dealers. Dealers not included within the Regional organizations are serviced by the Company as "in house" accounts. The Company has dealerships in several foreign countries, including Canada, Korea, Europe, and Central and South America and anticipates that sales and marketing in Central and South America will increase significantly during 1997.

A majority of the fiscal 1996 skid steer loader sales were financed through a third party leasing company offering retail financing to the Company's customers. Beginning in fiscal 1997, the Company established relationships with two other third party leasing companies to increase the dealer's leasing options and reduce financing costs.

COMPETITION

The skid steer loader was pioneered by the Melroe Co. in the late 1950's. The Melroe Co. Bobcat(R) unit is the standard of the industry and still leads in market share under the current ownership of Clark Manufacturing Company. Additional competitors currently include: (1) Case International, (2) John Deere, (3) Koehring, (4) Gehl, (5) Ford New Holland and (6) Takeuchi. All these companies have far greater experience than the Company as well as greater financial resources and better development of manufacturing, marketing and engineering capacities. In addition, the Company believes its skid steer loaders are highly competitive in several key operating areas listed below:

         Capacity: Within the industry, the weight which a particular model is designed to lift within limits of safety is a relevant competitive factor. A corollary of weight capacity is the amount of cubic yard capacity of material which a vehicle is capable of handling. The Company believes that its vehicles are comparable to those of its competition.

         Dimensions: Customers consider the length, width and height of units important and place a premium on smaller size. The Company believes that its vehicles are comparable to its competition.

         Operating Efficiency. Vehicles are also judged by the speed within which they perform specific work. Of particular emphasis is traveling speed and boom cycle rate. The Company believes that its vehicles are comparable to its competition.

         Operating Cost: All customers pay attention to the costs associated with operating vehicles. The Company believes its vehicles to be relatively lower cost vehicles to operate than the Company's competition primarily due to lower experienced lost down time, efficiency, serviceability and product support.

         Safety: Safety is always a concern. The Company believes that its safety features provide for safe operation under all reasonable conditions.

MANUFACTURING

The Company manufactures and assembles its products at its facility in Thief River Falls, Minnesota. (See "Item 2. Description of Property.") Selected parts and assemblies are fabricated and machined at its facility in Wahpeton, North Dakota. Additional parts and accessories are purchased from outside vendors based upon engineering design requirements and cost and delivery considerations. To further reduce production costs and increase production capacity, the Company has begun to place an increased emphasis on purchasing finished component products from original equipment manufacturers. As of July 31, 1996, the Company had a production backlog of approximately $1,000,000 consisting of firm orders from customers. Although there can be no assurance, the Company expects the orders will increase and that a backlog will be maintained.

ENGINEERING

The Company designs many of its own products. The Company's engineering staff includes four engineers and two assistants. Engineering expenses for the past two years were $140,000 in 1996 and $177,000 in 1995. The Company did not spend any money during fiscal year 1996 on research activities relating to the development of new products or services. Historically, the Company has dedicated some funds to such development. For the most recent years, new product development was almost exclusively incurred in developing the Company's rubber track crawler. The Company's primary engineering efforts during 1996 were aimed at (1) improving the current product line, (2) enhancing existing product quality, and (3) lowering manufacturing costs. The Company expects to spend additional money on improving the rubber track crawler for potential re-introduction during 1997.

EMPLOYEES

The Company currently has 74 experienced employees including 53 employees at the Hydra-Mac manufacturing facilities located in Thief River Falls, Minnesota, 16 employees at the D&E machining facilities located in Wahpeton, North Dakota, and 5 employees at the corporate offices located in Bloomington, Minnesota. The Company has attempted to maintain salary rates which are competitive with the industry within the respective locations and believes its relationships with employees is good.

PATENTS, TRADE SECRETS AND TRADEMARKS

Utility patents related to the rubber track crawler were issued to Power Equipment. These patents will expire on July 21, 2009. Three additional patent applications are currently pending, however, there can be no assurance that any patents applied for will be granted or that any of the existing patents will be valid or offer significant protection to the Company. These patents will only be valuable in the event the Company continues the development and reintroduction of the rubber track crawler, of which there can be no assurance.

ENVIRONMENTAL MATTERS

The Company does not believe that compliance with all federal, state and local provisions regulating the discharge of materials into the environment which have been enacted or adopted will have a material effect upon the capital expenditures, earnings and competitive position of the Company. However, no assurance can be given that there is no residual contingent risk associated with the natural resource development work that may have been done before anyone associated with the Company joined the Company in 1991.

RISK FACTORS

As provided under the Private Securities Reform Act of 1995, set forth below are important factors that could cause actual results to differ from those expected by the Company and identified by the Company as forward-looking statements and projections elsewhere in this report.

1. Rubber Track Crawler. The Company expects to reintroduce its rubber track crawler to the public market in 1997. However, several important factors may delay or impede this action. The Company intends to first secure and negotiate a strategic partnership with a manufacturer of rubber tracks. No assurance can be given that the Company will be able to do so. The Company intends to redesign the rubber track crawler to better address requirements identified by customers.

2. Working Capital. The Company may need additional working capital. The Company has a revolving line-of-credit with Norwest Business Credit, Inc. However, no assurance can be given that it will be able to secure additional financing, if necessary, on terms satisfactory to it.

3. Backlog. The Company has recently experienced a backlog of orders. The Company expects this backlog will continue during 1997. If the Company is unable to meet these demand increases and the customer order schedules are not met, the orders may be canceled and the Company's reputation for timely delivery may be adversely affected. Factors which may affect such backlog and demand are: the economy in general, interest rates, supply availability, price changes, financing, dealer demand and customer confidence.

4. Product Liability. The Company is subject to product liability suits during the normal course of business. The Company maintains product liability insurance to help mitigate its risk against product liability cases. Management believes that the ultimate outcome of all outstanding matters will not be material to the consolidated financial statements.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company owns substantially all its office and manufacturing facilities. Hydra-Mac's principal offices and manufacturing facilities are located in an 80,000 square foot facility in Thief River Falls, Minnesota. Approximately 1500 square feet of the Thief River Falls facility is sub-leased to a non-related business on a month to month leasing arrangement. D&E's corporate offices and manufacturing facilities are located in a 22,000 square foot facility located in Wahpeton, North Dakota. The Company also leases approximately 1200 square feet of office space located in Bloomington, Minnesota under a three year lease. Annual lease payments are approximately $14,000 and terminate in 1997. The Company believes its current facilities will be adequate for its anticipated needs.

ITEM 3.  DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES

Set forth below are the names, ages, positions and a brief summary of the business experience of the directors, officers and significant employees of the Company, Hydra-Mac, D&E and Power Equipment.

Name                    Age      Position
--------------------------------------------------------------------------------
John Luoma              56      Chief Executive Officer, President, and Director
                                of Magnum Resources; President, Treasurer and
                                Director of Hydra-Mac International; President and Director of D&E; and President and Director of Power Equipment.

Jerome W. Kutil         46      Director and Treasurer of Magnum Resources.

H. Vern Aaseby          43      General Manager of D&E.

Charles H. Kothe        61      Director  and Chairman of the Board of Magnum
                                Resources.

John M. Warburton       45      Director of Magnum Resources.

Richard A. Foster       52      Chief Financial Officer and Secretary of Magnum
                                Resources, Secretary of Hydra-Mac International,
                                Vice President, Secretary and Treasurer of D&E, and Vice President, Secretary and Treasurer of
                                Power Equipment.

Raymond Swick           43      General Manager of Hydra-Mac International.

SELECTED RESUMES

Effective May 13, 1994, the Company hired John Luoma as President and Chief Executive Officer of Magnum Resources. Mr. Luoma became a Director of Magnum Resources in July of 1996. He became the President, Treasurer and Director of Hydra-Mac International in July of 1995. He also became the President and Director of Power Equipment in February 1995 and the President and Director of D&E in August of 1995. From 1986 to 1992, Mr. Luoma was the vice-president of Supercycle, Inc., which is involved in the development of curbside recycling services to approximately 350,000 residential units. Mr. Luoma was both a co-founder and a vice-president of Supercycle, Inc., where his duties and responsibilities included market assessment, planning, marketing and sales development, and general administration.

Charles H. Kothe has been a Director of Magnum Resources since January 1991 and became the Chairman of Magnum Resources' Board of Directors in June 1995. Since 1972, Mr. Kothe has been Vice President and General Manager of Murdo Motor Co. of Murdo, South Dakota.

Jerome W. Kutil was the Chief Financial Officer of Magnum Resources from 1991 until June 1995. Mr. Kutil has been a Director of Magnum Resources since 1991. Since August 1988, Mr. Kutil has been Vice President and a Director of United States Capital Management (USC). Since 1980, Mr. Kutil has also been Vice President and a Director of Tri-Star Brokerage Services. Mr. Kutil has also been President of its affiliate, Tri-Star Financial Services, since 1980.

John M. Warburton was the Secretary of Magnum Resources from October 1992 until June 1995. Mr. Warburton has been Secretary and Treasurer of USC since August 1988. Since 1979, Mr. Warburton has been associated with Tri-Star Financial Services and has been involved in the areas of life, health and annuities. In 1981, Mr. Warburton founded and has functioned as Manager of New Concepts Agency of Rushville, Nebraska which markets insurance and annuity programs.

Richard A. Foster, CPA, became the Chief Financial Officer and Secretary of Magnum Resources in May of 1995. He also became Secretary of Hydra-Mac International in July of 1995 and Vice President, Secretary and Treasurer of Power Equipment and D&E in August of 1995. He previously served as Chief Financial Officer of Braxton Industries from January of 1988 to February of 1990. Mr. Foster resigned his position as Chief Financial Officer of Magnum Resources in July of 1996 but has continued to provide services to the Company on a consulting basis.

H. Vern Aaseby was Vice President of D&E from 1983 to 1992. He became a Director and the President of D&E in 1992.

Raymond Swick was Parts Manager for Hydra-Mac since 1983 and became General Manager of Hydra-Mac in 1995.

ITEM 4.  REMUNERATION OF DIRECTORS AND OFFICERS.

The following table sets forth the annual remuneration paid to the two highest paid employees for all services rendered to the Company. The Company reimburses its officers and directors for all out-of-pocket expenses incurred by them in connection with the performance of their assigned responsibilities. Directors currently receive no compensation for their services as directors.


                NAME AND                       FISCAL
           PRINCIPAL POSITION            YEAR          SALARY           BONUS
           ------------------            ----          ------           -----
      Two highest paid officers          1996        $ 140,000         $     -0-

                                         1995        $ 127,000         $ 40,000


ITEM 5.  SECURITY OWNERSHIP OF CERTAIN SECURITY HOLDERS AND MANAGEMENT

a. SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth certain information regarding the Company's equity securities owned by the Company's directors and executive officers, as of July 31, 1996:

                           NAME AND ADDRESS OF         AMOUNT AND NATURE       PERCENT
         TITLE OF CLASS    BENEFICIAL OWNER           OF BENEFICIAL OWNER      OF CLASS
         --------------    ----------------           -------------------      --------

         Common            John F. Louma                     600,000             6.0%
                           4021 Coachman Lane
                           Prior Lake, MN 55327

         Common            Jerome W. Kutil                   261,250             2.5%
                           1217 West Blvd.
                           Rapid City, SD 57701

         Common            Charles H. Kothe                  274,447             2.6%
                           1026 Woodridge Drive
                           Rapid City, SD 57701

         Common            John M. Warburton                 261,248             2.5%
                           Route 8, Box 910
                           Rapid City, SD 57702

         Common            All Directors & Officers        1,465,963            14.3%
                           as a Group (6 persons)


b. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. Persons known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities as of July 31, 1996: None, except persons listed in item (a), above.

c. NON-VOTING SECURITIES. Other persons holding non-voting securities of the Company, as of July 31, 1996: None.

d. OPTION, WARRANTS AND RIGHTS. Persons holding options, warrants or rights of the Company, as of July 31, 1996:

                               AMOUNT OF OPTIONS,DATE OF EXERCISE
         NAME OF HOLDER                WARRANTS OR RIGHTS           EXERCISE PRICE    (ON OR BEFORE)
         --------------                ------------------           --------------    --------------

         Officers/Directors                   20,000                     $ .25           8/01/00


ITEM 6.  INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

The following describes all transactions during the previous two years in which the Company, or any of its subsidiaries, officers, directors, principal security holders, or any relative, spouse, or relative of a spouse of the foregoing, had or has any direct or indirect material interest.

PAYMENTS TO CERTAIN OFFICERS AND DIRECTORS AND EXPENSE REIMBURSEMENT

In the fiscal year ending July 31, 1996, the Company settled a workman's compensation lawsuit claim with a current Director, Mr. John M. Warburton, in which the Company has agreed to pay $61,637, including an initial $25,000 payment and the remaining payments to be paid over the next 24 months. See Part II, Item 2. "Legal Proceedings."

REORGANIZATION OF CORPORATION STRUCTURE AND SALE OF HYDRA-MAC

During the fiscal year ended July 31, 1994, the Company purchased all rights of Hydra-Mac, Inc.'s former commercial banker in a loan and related security agreements encumbering all of Hydra-Mac, Inc.'s assets. During the fiscal year ended July 31, 1995, the Company organized Hydra-Mac International, Inc. and enforced its rights under the acquired loan and security agreements on Hydra-Mac, Inc.'s assets and transferred all of its assets to the Company. The Company has subsequently leased certain of these assets to Hydra-Mac International, Inc. Effective July 31, 1995, the Company sold the outstanding shares of Hydra-Mac, Inc. to Hydra-Mac Holding Corporation, which is wholly owned by Mr. John Luoma, Hydra-Mac president and Chief Executive Officer of the Company, for a nominal amount. Prior to making the sale of all of its interest in Hydra-Mac, Inc., the Company secured a fairness opinion from a securities broker-dealer to the effect that Hydra-Mac, Inc. had little or no value to the Company.

Conversion of Outstanding Preferred Stock

During the fiscal year ended July 31, 1995, the Company converted all of the outstanding 873 shares of preferred stock to 581,945 shares of common stock to the following list of shareholders:


                                             PREFERRED               COMMON
         SECURITY OWNER                     SHARES OWNED          SHARES ISSUES
         --------------                     ------------          -------------
         Douglass Steiger                       391                     260,665

         Ponderosa Trust                         98                      65,320

         John M. Warburton                       98                      65,320

         Jerome W. Kutil                         98                      65,320

         Charles H. Kothe                        98                      65,320

         U.S. Capital Management                 90                      60,000
                                                ---                      ------

         Totals                                 873                     581,945


                                     PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

The principal market where the Company's Common Stock is traded is the over-the-counter market using the call letters of MGRI. There are approximately 3,500 holders of the Company's Common Stock. The following includes the high \ low bid information for each quarter in the last two fiscal years:

            Fiscal Year 1996                       Fiscal Year 1995
            ----------------                       ----------------
     Quarter    High Bid    Low Bid          Quarter    High Bid    Low Bid
     -------    --------    -------          -------    --------    -------
     First        .25        .125             First       .25        .125
     Second       .25        .125             Second      .25        .125
     Third        .25        .125             Third       .125       .125
     Fourth       .25        .125             Fourth      .125       .125

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The holders of Common Stock are entitled to receive dividends when they are declared by the Board of Directors. To date, the Company has not paid any dividends. The Company currently intends to retain all future earnings to finance its growth in operations.

ITEM 2.  LEGAL PROCEEDINGS

In September 1991, Hydra-Mac and one of its dealers were sued in the State of New York for alleged product liability arising from the death of the user of the Hydra-Mac skid steer loader occurring in 1991. Hydra-Mac tendered this suit to its insurance carrier for defense. In 1995 the case was settled for $900,000, all of which was paid by the insurance carrier.

In November 1994, John M. Warburton, a Director of the Company, brought a worker's compensation claim against the Company before the Minnesota Department of Labor and Industry - Worker's Compensation Division, seeking to recover disability, medical and rehabilitation benefits for a claimed back injury. In March of 1995, Mr. Warburton amended his claim to add Hydra-Mac, Inc., as a party. During fiscal 1996, the Company agreed to pay Mr. Warburton $61,637. Of this amount, $25,000 was paid during 1996 and $36,637 will be paid over the next two fiscal years on a monthly basis.

The Company is a defendant in various other actions relating to the business, some of which involve claims for unspecified damages. Although the ultimate outcome of these claims cannot be predicted with certainty, the Company believes that the outcome will not have a material effect on the Company's consolidated financial statements.

ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

During 1995, Company management determined the need to return to Grant Thornton LLP for its financial auditing and SEC reporting experience and expertise. The Company informed Brady, Martz & Associates of the decision in March 1995, and authorized and instructed Brady, Martz & Associates to respond fully to all inquiries of the Company's successor accountants, Grant Thornton LLP, who were engaged by the Company, on July 31, 1995, as described in a Report on Form 8-K filed on July 31, 1995. The Company did not consult with Grant Thornton LLP regarding the application of accounting principles to any specific, completed, or contemplated transaction, or the type of audit opinion which might be rendered on the Company's financial statements, nor was any written or oral advice provided that was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue. Neither did the Company discuss with Grant Thornton LLP any accounting, auditing, or financial reporting issue that was the subject to disagreement between the Company and Brady, Martz & Associates, as there were no such disagreements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the Company's fiscal year, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

During the fiscal years ended July 31, 1995 and July 31, 1996, the Company was not aware of any persons who were required to file Form 3 but did not. Also, the Company has not received any Statements of Changes of Beneficial Ownership of Securities on Form 4 from any person during the fiscal years ended July 31, 1995 and July 31, 1996. Finally, the Company has not received, and is not aware of, any Annual Statements of Beneficial Ownership of Securities from any person.

ITEM 6.  REPORTS ON FORM 8-K.

On or about July 10, 1996, the Company filed a report on Form 8-K, with the Commission regarding the financing agreement with Norwest Business Credit, Inc.


                                    PART III

ITEM 1.  INDEX TO EXHIBITS                                             ITEM #

         Charter and Bylaws                                              2

         Instrument Defining the Rights of Security Holders              3

         Voting Trust Agreements                                         5

         Material Contracts                                              6

         Additional Exhibits                                            99

ITEM 2.  DESCRIPTION OF EXHIBITS

Item 2.  Charter and Bylaws:

         2.1 (a) Certificate of Incorporation recorded January 23, 1991, at the Office of the Secretary of State for the State of Delaware in Book R132, Page 209, Document No. 31035.(1)

         2.2 (b) Certificate of Merger of Magnum Resources, Inc., a Utah corporation, with and into Magnum Resources, Inc., a Delaware corporation, recorded February 11, 1991, at the Office of the Secretary of State for the State of Delaware in Book 1117, Page 0694, Document No. 002794.(1)

         2.3      (c) Bylaws of Magnum Resources, Inc.(1)

Item 3.  Instruments Defining the Rights of Security Holders:

         3.1 (a) Final Revised Third Amended Plan of Reorganization dated March 23, 1987, and signed by Douglass W. Steiger, President, Hydra-Mac, Inc.(1)

         3.2 (b) Agreement and Plan of Reorganization dated February 1, 1991, and signed by Jack Johnson, President, Magnum Resources, Inc., and Douglass W. Steiger, President, Hydra-Mac, Inc.(1)

         3.3 (c) Articles of Merger of Hydra-Mac, Inc., a Minnesota corporation, into Hydra-Mac, Inc., a Delaware corporation, signed August 1991, by Douglass W. Steiger, President, Hydra-Mac, Inc.(1)

         3.4 (d) Articles of Merger of Magnum Resources, Inc., a Utah corporation, with and into Magnum Resources, Inc., a Delaware corporation, dated January 25, 1991, and signed by N. Thomas Steele, Vice President, Magnum Resources, Inc.(1)

         3.5 (e) Restated Certificate of Incorporation of Magnum Resources, Inc., dated January 25, 1991, and signed by N. Thomas Steele, Vice President, Magnum Resources, Inc., and signed by Tori Thurston, Secretary, Magnum Resources, Inc.(1)

Item 5.  Voting Trust Agreements:

         5.1 (a) Voting Agreement between Douglass W. Steiger, MaJeanna Hallstrom, Pamela Lien, Angela Steiger, Vicki Steiger, Minnesota Foundation, Evangelical Free Church of Thief River Falls, Magnum Resources, Inc. and United Services Capital Management Corporation, dated January 14, 1991.(1)

         5.2 (b) Amended Voting agreement between Douglass W. Steiger, MaJeanna Hallstrom, Pamela Lien, Angela Steiger, Vicki Steiger, Minnesota Foundation, Evangelical Free Church of Thief River Falls, Magnum Resources, Inc. and United Services Capital Management Corp, dated January 14, 1991.(1)

         5.3 (c) Agreement between Douglass W. Steiger and Magnum Resources, Inc., dated August 12, 1991.(1)

         5.4 (d) Amended Voting Agreement between Douglass W. Steiger, individually and on behalf of the Steiger Family Shareholders and Magnum Resources, Inc., dated February 7, 1992.(1)

         5.5 (e) Extension and Amendment of Amended Voting Agreement between Douglass W. Steiger, individually and on behalf of the Steiger Family Shareholders and Magnum Resources, Inc., dated September 1992.(1)

         5.6 (f) Stock Purchase Agreement with Hydra-Mac Holding Corporation, a Minnesota corporation, to purchase Hydra-Mac, Inc., a Delaware corporation, from Magnum Resources, Inc., a Delaware corporation, dated July 31, 1995.(2)

Item 6.  Material Contracts:

         6.1 (a) Stock Redemption Agreement between United States Capital Management Corporation and Magnum Resources, Inc., (undated and unsigned).(1)

         6.2 (b) Stock Distribution Agreement between Magnum Resources, Inc. and SST, Inc., (undated and unsigned).(1)

         6.3 (c) Manufacturing Contract, Service Contract and Sales and Marketing Contract between Hydra-Mac, Inc. and Power Equipment Corporation.(1)

         6.4 (d) Employment Agreement between John Luoma and Magnum Resources, Inc.(1)

         6.5 (e) Asset Sale Agreement by and between Bank of American National Trust and Savings Association and Magnum Resources, Inc.(1)

         6.6 (f) Agreement in Lieu of Foreclosure dated July 28, 1995 enforcing rights under a Mortgage and security interest.(2)

         6.7 (g) Assignment and Consulting Agreement with Hydra-Mac International, Inc., a Delaware corporation, to provide insurance and consulting services for product liabilities for Hydra-Mac, Inc., a Delaware corporation.(2)


Item 99. Additional Exhibits:

         99.1     (a) Letter regarding change in certifying accountant. (2)

(1) Previously filed with the Company's Registration Statement on Form 10-SB, as amended, and incorporated herein by reference pursuant to Rule 12b.32.

(2) Previously filed on Form 8-K and incorporated by reference pursuant to Rule 12b.32.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MAGNUM RESOURCES, INC.

                                 BY:   /s/ John Luoma
                                       -----------------------------------------
                                       John Luoma, President and Chief Executive
                                       Officer

                                 DATE: February 14, 1997
                                       -----------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 BY:   /s/ John Luoma
                                       -----------------------------------------
                                       John Luoma, President and Chief Executive
                                       Officer

                                 DATE: February 14, 1997
                                       -----------------------------------------


                                 BY:   /s/ David M. Eichers
                                       -----------------------------------------
                                       David M. Eichers, Secretary and Chief
                                       Accounting Officer

                                 DATE: February 14, 1997
                                       -----------------------------------------


                                 BY:
                                       -----------------------------------------
                                       Charles H. Kothe, Director and Chairman
                                       of the Board

                                 DATE:
                                       -----------------------------------------


                                 BY:   /s/ Jerome W Kutil
                                       -----------------------------------------
                                       Jerome W. Kutil, Director

                                 DATE: February 14, 1997
                                       -----------------------------------------


                                 BY:   /s/ John M Warburton
                                       -----------------------------------------
                                       John M. Warburton, Director

                                 DATE: February 14, 1997
                                       -----------------------------------------



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Magnum Resources, Inc.

                We have audited the accompanying consolidated balance sheets of Magnum Resources, Inc. (a Delaware corporation) and Subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magnum Resources, Inc. and Subsidiaries as of July 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                           /s/ Grant Thornton LLP

Minneapolis, Minnesota
October 8, 1996 (except for note C, as to which the date is January 8, 1997)




                     MAGNUM RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                    JULY 31,

                  ASSETS (note C)                                    1996                    1995
                                                                    ------                  ------
CURRENT ASSETS
   Cash                                                          $    12,011             $    69,203
   Accounts receivable, less allowance for doubtful
      accounts of $11,701 in 1996 and $11,047 in 1995
      (note A)                                                       500,649                 455,989
   Inventories (notes A and B)                                     1,298,903               1,485,906
   Prepaid expenses and other                                        104,500                  58,997
                                                                 -----------             -----------

                Total current assets                               1,916,063               2,070,095


PROPERTY, PLANT AND EQUIPMENT - AT COST
   Land                                                               98,015                  98,560
   Buildings and improvements                                      1,286,971               1,175,084
   Machinery and equipment (note D)                                1,750,062               1,871,780
                                                                 -----------             -----------
                                                                   3,135,048               3,145,424
   Accumulated depreciation and amortization (note A)             (1,611,465)             (1,388,356)
                                                                 -----------             -----------
                                                                   1,523,583               1,757,068


OTHER ASSETS                                                          38,388                  41,298
                                                                 -----------             -----------

                                                                 $ 3,478,034             $ 3,868,461
                                                                 ===========             ===========

The accompanying notes are an integral part of these statements.



                     MAGNUM RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                    JULY 31,

                  LIABILITIES AND
                     STOCKHOLDERS' EQUITY                               1996                    1995
                                                                       ------                  ------
CURRENT LIABILITIES
   Revolving note payable to bank (note C)                          $   117,286             $      --
   Current maturities of long-term obligations (note D)                 242,535                 210,110
   Bank overdraft (note A)                                              215,964                    --
   Accounts payable                                                     414,577                 812,406
   Accrued liabilities
     Compensation and related costs                                     147,999                 202,950
     Warranty costs (note A)                                             70,000                  69,799
     Real estate taxes                                                  139,285                 117,464
     Other                                                              211,213                 109,294
                                                                    -----------             -----------

                Total current liabilities                             1,558,859               1,522,023

LONG-TERM OBLIGATIONS, less current
   maturities (note D)                                                   62,621                 227,704

DEFERRED INCOME TAXES (note E)                                           96,000                 112,000

COMMITMENTS AND CONTINGENCIES (note F)                                     --                      --

STOCKHOLDERS' EQUITY (note G)
   Preferred stock, par value $.01 per share; 5,000,000
      shares authorized; no shares issued or outstanding                   --                      --
   Common stock, par value $.01 per share; 50,000,000
      shares authorized; shares issued and outstanding,
      10,252,337 in 1996 and 1995                                       102,523                 102,523
   Additional paid-in capital                                         7,830,602               7,830,602
   Accumulated deficit                                               (6,172,571)             (5,926,391)
                                                                    -----------             -----------
                                                                      1,760,554               2,006,734
                                                                    -----------             -----------

                                                                    $ 3,478,034             $ 3,868,461
                                                                    ===========             ===========

The accompanying notes are an integral part of these statements.



                     MAGNUM RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              YEARS ENDED JULY 31,

                                                   1996           1995
                                                  ------         -----

Net sales (notes A and H)                    $  6,940,907    $  6,331,406

Cost of goods sold                              5,491,706       5,544,582
                                             ------------    ------------

                Gross profit                    1,449,201         786,824

Operating expenses
   Selling, general and administrative          1,596,605       1,238,014
   Research, development and engineering          139,833         177,110
                                             ------------    ------------
                                                1,736,438       1,415,124
                                             ------------    ------------

                Operating loss                   (287,237)       (628,300)

Other income (expense)
   Interest expense                               (33,171)        (45,131)
   Other                                           59,228          24,829
                                             ------------    ------------
                                                   26,057         (20,302)
                                             ------------    ------------

                Loss before income taxes         (261,180)       (648,602)

Income tax benefit (note E)                        15,000          17,769
                                             ------------    ------------

                NET LOSS                     $   (246,180)   $   (630,833)
                                             ============    ============

Net loss per common share (note A)           $       (.02)   $       (.06)
                                             ============    ============

Weighted average common shares outstanding     10,252,337      10,122,802
                                             ============    ============

The accompanying notes are an integral part of these statements.



                     MAGNUM RESOURCES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       YEARS ENDED JULY 31, 1996 AND 1995


                                      Preferred stock           Common stock              Additional
                                      ---------------           ------------                paid-in      Accumulated
                                     Shares      Amount      Shares        Amount           capital        deficit        Total
                                     ------      ------   ------------    --------         ---------      ---------      ------
Balances at August 1, 1994             873    $      9      9,442,058    $    94,421    $ 7,648,914    $(5,295,558)   $ 2,447,786

   Stock issued in settlement of
                                      --          --          255,000          2,550        194,731           --          197,281

   Conversion of preferred stock
    (note G)                          (873)         (9)       581,945          5,819         (5,810)          --             --

   Net loss                           --          --             --             --             --         (630,833)      (630,833)

   Other                              --          --          (26,666)          (267)        (7,233)          --           (7,500)
                                   -------    --------    -----------    -----------    -----------    -----------    -----------

Balances at July 31, 1995             --          --       10,252,337        102,523      7,830,602     (5,926,391)     2,006,734

   Net loss                           --          --             --             --             --         (246,180)      (246,180)
                                   -------    --------    -----------    -----------    -----------    -----------    -----------

Balances at July 31, 1996             --      $   --       10,252,337    $   102,523    $ 7,830,602    $(6,172,571)   $ 1,760,554
                                   =======    ========    ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these statements.




                     MAGNUM RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              YEARS ENDED JULY 31,

                                                            1996         1995
                                                           ------        -----
Cash flows from operating activities:

   Net loss                                              $(246,180)   $(630,833)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                       253,491      330,602
       Other                                                 8,624         --
       Loss on sale of property, plant and equipment         8,836       76,429
       Deferred income taxes                               (16,000)     (10,000)
       Changes in assets and liabilities:
         Accounts receivable                               (44,660)     288,900
         Inventories                                       187,003      445,196
         Prepaid expenses and other                        (45,503)     (11,717)
         Accounts payable                                 (250,166)    (116,594)
         Accrued liabilities                                68,990      (33,072)
                                                         ---------    ---------

                Net cash provided by (used in)
                   operating activities                    (75,565)     338,911

Cash flows from investing activities:
   Purchase of property, plant and equipment               (87,104)    (175,278)
   Proceeds from sale of property, plant and equipment      61,172      180,710
   Other                                                      --        (13,494)
                                                         ---------    ---------

                Net cash used in investing activities      (25,932)      (8,062)

Cash flows from financing activities:
   Bank overdraft                                          215,964         --
   Net proceeds from revolving note payable to bank        117,286         --
   Proceeds from revolving long-term obligations              --         27,058
   Payments on long-term obligations                      (288,945)    (281,804)
   Other                                                      --         (7,500)
                                                         ---------    ---------

                Net cash provided by (used in)
                   financing activities                     44,305     (262,246)
                                                         ---------    ---------

Net increase (decrease) in cash                            (57,192)      68,603

Cash at beginning of year                                   69,203          600
                                                         ---------    ---------

Cash at end of year                                      $  12,011    $  69,203
                                                         =========    =========

The accompanying notes are an integral part of these statements.



                     MAGNUM RESOURCES, INC. AND SUBSIDIARIES

                              YEARS ENDED JULY 31,

                                                                   1996        1995
                                                                  ------      -----
Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                     $ 28,153    $ 40,980

Supplemental schedule of noncash investing and
 financing activities:
     Issuance of common stock in satisfaction of notes
        and accounts payable                                         --      197,281
     Notes payable issued in satisfaction of accounts payable    147,663     247,760




                     MAGNUM RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JULY 31, 1996 AND 1995


NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Magnum Resources, Inc. ("MRI") and subsidiaries (collectively, the "Company") manufacture skid-steer loaders for commercial and agricultural use through their manufacturing facilities in Thief River Falls, Minnesota, and Wahpeton, North Dakota. The Company's products are sold predominately throughout the United States utilizing an independent dealer network and in-house sales people.

   A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

   Principles of Consolidation

   The consolidated financial statements include the accounts of MRI and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Accounts Receivable

   The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of customers. The Company maintains allowances for potential credit losses.

   Inventories

   Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

   Property, Plant and Equipment

   Depreciation is provided in amounts that relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. Estimated service lives are 30 years for buildings, 20 years for building improvements and 3-7 years for machinery and equipment. Straight-line and accelerated methods are used for income tax reporting purposes.

   Bank Overdraft

   Bank overdraft represents checks written in advance of funding to specific accounts. The Company intends to fund the bank overdraft through additional borrowings on the revolving note payable to bank (note C).

   Product Warranties

   The Company provides for estimated warranty costs at the time of sale.

   Revenue Recognition

   The Company recognizes revenue at the time the goods are shipped to its customers.

   Net Loss Per Common Share

   Net loss per common share is calculated by dividing net loss by the weighted average common shares outstanding and common share equivalents, when dilutive.

   Use of Estimates

   Preparation of the Company's financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

   New Accounting Standards

   The Company is required to adopt two new accounting standards as of August 1, 1996. The first standard establishes guidance on when and how to measure impairment of long-lived assets and how to value long-lived assets to be disposed of. The second standard establishes accounting and reporting for stock-based compensation plans. The Company intends to continue to use the intrinsic value method, as permitted by the second standard, while adding additional disclosures concerning its stock-based compensation plans. Management believes the adoption of these new standards will not have a material effect on the Company's financial statements.

NOTE B  -  INVENTORIES

   Inventories consist of the following at July 31:

                                                                  1996            1995
                                                                 ------          ------
     Service parts and raw and work-in-process materials       $  866,340      $1,039,811
     Work-in-process labor and overhead                           151,651         112,656
     Finished goods                                               280,912         333,439
                                                                 --------      ----------

                                                               $1,298,903      $1,485,906
                                                               ==========      ==========

NOTE C  -  REVOLVING NOTE PAYABLE TO BANK

   Note payable to bank consists of borrowings under a revolving note arrangement which is due on demand. The total funds available under this note is the lesser of $800,000 or a defined borrowing base of 80% of eligible receivables. Interest is payable monthly at 6.5% over the bank's prime rate (effective rate of 14.75% at July 31, 1996), subject to a minimum interest charge of $37,500 per year.

   The revolving note is collateralized by substantially all assets of the Company and contains certain restrictive covenants which provide for, among other items, minimum net worth levels. At July 31, 1996, the Company was not in compliance with certain covenants. On January 8, 1997, the Company received waivers for these covenants. In addition, the bank amended certain covenants, increased the revolving note arrangement to $1,200,000, and expanded the borrowing base to include 60% of finished goods inventory, up to a maximum of $250,000.

   Management believes that the Company will be able to maintain the above revolving note arrangement, or one with substantially similar terms.

NOTE D  -  LONG-TERM OBLIGATIONS

   Long-term obligations consist of the following at July 31:
                                                                       1996          1995
                                                                      ------        ------
     Uncollateralized 8% notes payable to corporate legal
       counsel - due March through October 1997, payable in
       variable installments                                         $128,581      $192,481

     Uncollateralized non-interest bearing notes payable
       to vendors - due in various monthly installments through
       June 1997                                                       69,113            --

     Capital lease obligation for equipment - due November
       1998, payable in monthly installments including imputed
       interest at 12.5%                                               56,045        76,185

     12% note - due June 1997, payable in monthly installments
       including interest, collateralized by equipment                 28,996        56,604

     10% notes payable to stockholder                                     --         46,217

     Other                                                             22,421        66,327
                                                                      -------       -------
                                                                      305,156       437,814
     Less current maturities                                          242,535       210,110
                                                                      -------       -------

                                                                     $ 62,621      $227,704
                                                                     ========      ========

   Annual maturities of long-term obligations are as follows:

                       Year ending July 31,
                       --------------------

                               1997                $242,535
                               1998                  54,731
                               1999                   7,890
                                                   --------

                                                   $305,156
                                                   ========

   Management believes the fair value of long-term obligations approximates the carrying value based upon rates currently available for debt with similar terms.

NOTE E  -  INCOME TAXES

   Income tax expense (benefit) consists of the following for the years ended July 31:

                                                    1996             1995
                                                   ------           ------

     Current                                     $  1,000          $ (7,769)
     Deferred                                     (16,000)          (10,000)
                                                 --------          --------

                                                 $(15,000)         $(17,769)
                                                 ========          ========

   The effective income tax rates for 1996 and 1995 are less than the Federal statutory income tax rate due mostly to losses incurred for which no benefit has been provided.

   The tax effects of cumulative temporary differences are as follows at July
   31;

                                                    1996              1995
                                                   ------            -----
     Deferred tax assets
       Inventory reserves and capitalization     $ 116,000         $ 134,200
       Accrued warranty                             28,000            27,900
       Other                                        16,000            12,600
       Net operating loss carryforwards            464,400           428,000
                                                  --------          --------
                                                   624,400           602,700
       Valuation allowance                        (431,800)         (361,100)
                                                  --------          --------

     Net deferred tax asset                        192,600           241,600

     Deferred tax liabilities
       Depreciation                               (288,600)         (353,600)
                                                  --------          --------

     Net deferred tax liability                  $ (96,000)        $(112,000)
                                                 =========         =========

   Management believes it is more likely than not that the net deferred tax asset will be realized.

   At July 31, 1996, the Company had approximately $1,161,000 of net operating loss carryforwards, which expire beginning in 2008. Due to changes in the Company's stock ownership, utilization of the Company's losses prior to 1995 have been restricted.

NOTE F  -  COMMITMENTS AND CONTINGENCIES

   Operating Leases

   The Company leases equipment and office space under operating leases expiring on various dates through March 1998. In addition to rent, the Company is generally required to pay insurance, taxes and other operating and maintenance costs. Rent expense totaled $63,036 and $27,212 in 1996 and 1995. Future minimum rental commitments under these operating leases are $39,700 in 1997 and $10,900 in 1998.

   Litigation

   MRI was named in a workers' compensation claim by a director of the Company. Subsequent to July 31, 1996 the claim was settled. MRI's portion of the settlement was approximately $62,000, which was expensed during 1996.

   The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not be material to the consolidated financial statements.

NOTE G  -  STOCKHOLDERS' EQUITY

   Preferred Stock

   Prior to 1995, the Company had 873 shares of preferred stock outstanding. This stock carried an annual 10% cumulative dividend, liquidation preferences, dividend preferences and conversion to common stock features. The preferred stock was convertible by the holders within two years of issuance into common stock at a conversion price of $.15 per share. The preferred stock was non-voting and was redeemable by the Company at $100 per share, together with accrued and unpaid dividends. During 1995, the preferred stockholders converted the 873 preferred shares into 581,945 shares of common stock.

   Warrants and Options

   At July 31, 1995, the Company had warrants outstanding for the purchase of 1,130,362 shares of Company common stock at prices ranging from $1.50 to $6.00 per share. During 1996, these warrants expired. No common stock purchase warrants were issued or exercised during 1996 or 1995.

   In August 1995, the Company issued options to purchase 20,000 shares of common stock at $.25 per share, which was the market value upon grant, to a Company executive. These options were fully vested at the time of grant and expire in July 2000.

NOTE H  -  EXPORT SALES

   The Company had foreign sales totaling $235,668 in 1996 and $144,615 in 1995 to customers located in the following geographic areas:

                                                    1996               1995
                                                   ------             -----

     Canada                                      $105,946           $100,386
     Europe                                        45,058              3,333
     Far East                                      16,008             24,610
     Middle East                                    3,088             16,286
     South America                                 65,568                --
                                                 --------           --------

                                                 $235,668           $144,615
                                                 ========           ========

   All sales to foreign customers are denominated in U.S. currency.

NOTE I  -  1996 YEAR-END ADJUSTMENTS

   The Company recorded fourth quarter costs and expenses in 1996, totaling approximately $300,000, relating to inventory, depreciation expense, accounts payable and accrued liabilities. A substantial portion of these costs and expenses related to prior quarters in fiscal 1996. However, the Company is unable to identify specifically which quarter these amounts relate to. Had these costs and expenses been properly recorded in the 1996 quarterly financial statements, the results of operations for those interim periods could have been significantly different than what was reported.

NOTE J  -  RECLASSIFICATIONS

   Certain 1995 amounts have been reclassified to conform with the 1996 presentation.