Form 10QSB
period 1996-10-31
MAGNUM RESOURCES INC /DE/
filed 1997-02-18
CIK 915637

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended October 31, 1996

                         Commission File Number: 0-22990



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



           Securities registered pursuant to Section 12(b)of the Act:

Title of each class                    Name of each exchange on which registered
     None                                                None

           Securities registered pursuant to Section 12(g)of the Act:

COMMON STOCK; 10% CONVERTIBLE PREFERRED STOCK; WARRANTS TO PURCHASE COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 1, 1996 - 10,252,337.

Transitional Small Business Disclosure Format (Alternative 2):

Yes X No___



                             MAGNUM RESOURCES, INC.
                                AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION
ITEM 1. - Financial Statements
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                           October 31,     July 31,
ASSETS                                        1996           1996
------                                     -----------    -----------
Current assets:
 Cash                                      $     6,245    $    12,011
 Accounts receivable                           907,631        500,649
 Inventories                                 1,377,843      1,298,903
 Prepaid expenses                               98,161        104,500
                                             ---------      ---------
         Total current assets                2,389,880      1,916,063

Property, plant & equipment, net             1,657,676      1,523,583
Other assets                                    37,717         38,388
                                             ---------      ---------
         Total assets
                                           $ 4,085,273    $ 3,478,034
                                           ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Current liabilities:
 Current maturities of
       long-term obligations               $   196,766    $   242,535
 Accounts payable                              734,991        414,577
 Revolving note payable to bank and
  bank overdraft                               653,916        333,250
 Accrued liabilities                           562,166        568,497
                                             ---------      ---------
         Total current liabilities           2,147,839      1,558,859

Long-term obligations, less current
 maturities                                     36,898         62,621
Deferred income taxes                           93,000         96,000
                                             ---------      ---------
         TOTAL LIABILITIES                   2,277,737      1,717,480

Stockholders' Equity:
 Preferred stock, par value $.01 per
  share; 5,000,000 shares authorized,
  no shares issued or outstanding                  -0-            -0-

 Common stock, par value $.01 per
  share, 50,000,000 shares authorized;
  10,252,337 shares issued and
  outstanding at October 31, 1996
  and July 31, 1996                            102,523        102,523

 Additional paid in capital                  7,830,602      7,830,602

 Accumulated deficit                        (6,125,589)    (6,172,571)
                                             ---------      ---------
         Total stockholders' equity          1,807,536      1,760,554
                                             ---------      ---------
TOTAL LIABILITIES & EQUITY                 $ 4,085,273    $ 3,478,034
                                           ===========    ===========

                 See Accompanying Notes to Financial Statements




                             MAGNUM RESOURCES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Three Months Ended
                                                  October 31,
                                              1996             1995
                                           ----------        -------

 Net sales                               $  2,246,753    $  1,832,027
 Cost of goods sold                         1,713,407       1,288,590
                                         ------------    ------------

         Gross profit                         533,346         543,437

OPERATING EXPENSES:
 Selling, general
  and administration                          430,729         439,777
 Research, development and engineering         42,177          57,108
                                         ------------    ------------

Operating profit                               60,440          46,552

OTHER INCOME (EXPENSE):
 Interest income (expense), net               (20,208)        (10,555)
 Other                                          3,750          (1,500)
                                         ------------    ------------


Earnings before income taxes                   43,982          34,497

Income tax benefit                              3,000             -0-
                                         ------------    ------------
NET EARNINGS                             $     46,982    $     34,497
                                         ============    ============

Net earnings per share                   $       0.00    $       0.00
                                         ============    ============

Weighted average number of
 common shares outstanding                 10,252,337      10,122,802
                                         ============    ============



                 See Accompanying Notes to Financial Statements



                             MAGNUM RESOURCES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                          October 31,
                                                       1996          1995
                                                     --------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                       $  46,982    $  34,497
 Adjustments to reconcile net earnings
  to net cash from operations:
 Depreciation & amortization                           59,226      107,084
 Deferred income taxes                                 (3,000)         -0-
 Changes in assets and liabilities:
   Accounts receivable                               (406,982)     (64,808)
   Inventories                                        (78,940)     141,449
   Prepaid expense                                      6,339      (13,236)
   Accounts payable                                   320,414     (221,611)
   Accrued liabilities                                 (6,331)     (40,971)
                                                    ---------    ---------
Net cash used in operating activities                 (62,292)     (57,596)

Cash flows from investing activities:
 Purchase of property, plant & equipment             (192,195)     (24,070)
 Other assets                                             -0-         (328)
                                                    ---------    ----------
Net cash used in investing activities                (192,195)     (24,398)

Cash flows from financing activities:
 Bank overdrafts                                      (39,213)      71,666
 Proceeds from revolving note payable
  to bank                                             359,878          -0-
 Proceeds from long-term obligations                   16,471          -0-
 Payments on long-term obligations                    (88,415)     (53,875)
                                                    ---------    ----------
Net cash provided by investing activities             248,721       17,791
                                                    ---------    ---------

NET DECREASE IN CASH                                   (5,766)     (64,203)

         Cash at beginning of period                   12,011       69,203
                                                    ---------    ---------
         Cash at end of period                      $   6,245    $   5,000
                                                    =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid during the period for interest           $  14,814    $  10,555
                                                    =========    =========

                 See Accompanying Notes to Financial Statements





                     MAGNUM RESOURCES, INC. AND SUBSIDIARIES



                    QUARTERS ENDED OCTOBER 31, 1996 AND 1995






                                   (UNAUDITED)

NOTE A:  BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements include the accounts of Magnum Resources, Inc. ('Magnum Resources') and its wholly-owned subsidiaries. These statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the company, and notes thereto, for the fiscal year ended July 31, 1996. The following information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim period results. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

ITEM 2 - MANAGEMENT'S DISCUSSION OF PLAN OF OPERATION FOR TRANSITIONAL SMALL BUSINESS ISSUER (ALTERNATIVE 2)
PLAN OF OPERATION
The Company has implemented a number of strategies to improve operations including: (1) expanding marketing efforts by hiring a professional marketing firm and utilizing a computer monitoring system, (2) implementing a limited floor-plan financing program to improve dealer services and increase product sales, (3) converting and integrating all in-house computer systems in order to provide the opportunity for remote data inquiry and processing, and (4), consolidating all banking operations, thereby expanding the availability of cash to the Company. The Company also plans to increase the revenues in 1997 by (1) reintroducing the rubber track crawler, (2) expanding the foreign shipments of its products to customers in South and Central America, (3) increasing the dealership coverage in the United States, and, (4) improving overall product quality to minimize product returns. Management believes that the current production facilities could absorb an additional 25% of production without needing additional plant capacity or major equipment purchases.

RESULTS OF OPERATIONS
Revenues for the quarter ended October 31, 1996 increased by 23% to $2,246,753 compared with $1,832,027 for the same period in 1995. Net earnings increased 36% to $46,982, from $34,497 which was reported in the first quarter of 1995. The increase in revenues for 1996 was primarily due to an increase in unit sales of skid loaders and from an increase in list prices of replacement parts. Gross margins decreased by six percentage points, due primarily to competitive price pressures and to higher manufacturing costs. Selling, General, and Administrative expenses decreased slightly from $439,777 in the first quarter of 1995 to $430,729 in the first quarter of 1996. Research, development, and engineering costs also decreased in 1996. These costs decreased from $57,108 in the first quarter of 1995 to $42,177 in the same period of 1996 due primarily to a reduced emphasis on new product development and a reduced need for engineering changes on current products.

FINANCIAL CONDITION
Although fixed assets have been adequately maintained, the Company has not implemented an adequate program of equipment purchasing and replacement to avoid the potential problems of equipment stoppages and equipment obsolescence. In addition, the Company anticipates that working capital will always be a concern because of the capital intensity of the product-line. The Company has, however, implemented several strategies to increase working capital for the company including (1) increasing the gross profit margins of the skid steer loaders and the related parts and accessories, (2) acquiring a line-of-credit to fund sales on accounts receivable, (3) implementing aggressive cash collection procedures,
(4) eliminating major cash-on-delivery and cash-on-order requirements from vendors, and (5) implementing a strategy of just-in-time inventory controls. These working capital strategies, if continued, would provide an on-going expansion of business operations which would increase product sales and stabilize production levels. While the Company plans to continue to break even during the next fiscal year, there is no assurance that the Company will be able to maintain sufficient working capital to continue to increase sales and production levels.

FACTORS AFFECTING FUTURE RESULTS
This report contains 'forward looking' statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company cautions investors that there can be no assurance that the forward looking business conditions or the actual operating results will agree with those projected or suggested in such forward looking statements based on, but not limited to:

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

         8. The Company has not experienced significant management and production employee turnover during the past several years. However, losses of key executives due to death, termination or retirement could have an adverse effect on the Company.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits

                  None.

         (B)      Reports on Form 8-K

On or about August 5, 1996, the Company filed a report on Form 8-K, with the Commission regarding a Settlement Agreement and Mutual Release with John Warburton who is currently on the Company's Board of Directors.

                                    SIGNATURE

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        MAGNUM RESOURCES, INC.
                                             (Registrant)


Date: February 14, 1997                 BY:       /s/ John Luoma
                                                 ------------------
                                                 John Luoma
                                                 Chief Executive Officer



                                        BY:      /s/ David M. Eichers
                                                 --------------------
                                                 David M. Eichers
                                                 Secretary and Chief Accounting
                                                 Officer