Form 10KSB/A
period 1996-07-31
MAGNUM RESOURCES INC /DE/
filed 1997-06-30
CIK 915637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                            FIRST AMENDED FORM 10-KSB

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

Transitional Small Business Disclosure Format (Alternative 2):

Yes __X__  No ____




                     MAGNUM RESOURCES, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                       YEARS ENDED JULY 31, 1996 AND 1995


                                    PART III

ITEM 1.  INDEX TO EXHIBITS                                             ITEM #

         Charter and Bylaws                                               2

         Instrument Defining the Rights of Security Holders               3

         Voting Trust Agreements                                          5

         Material Contracts                                               6

         Additional Exhibits                                              27

         Additional Exhibits                                              99

ITEM 2.  DESCRIPTION OF EXHIBITS

Item 2.  Charter and Bylaws:

         2.1 Certificate of Incorporation recorded January 23, 1991, at the Office of the Secretary of State for the State of Delaware in Book R132, Page 209, Document No. 31035. (1)

         2.2 (b) Certificate of Merger of Magnum Resources, Inc., a Utah corporation, with and into Magnum Resources, Inc., a Delaware corporation, recorded February 11, 1991, at the Office of the Secretary of State for the State of Delaware in Book 1117, Page 0694, Document No. 002794. (1)

         2.3      (c) Bylaws of Magnum Resources, Inc. (1)

Item 3.  Instruments Defining the Rights of Security Holders:

         3.1 (a) Final Revised Third Amended Plan of Reorganization dated March 23, 1987, and signed by Douglass W. Steiger, President, Hydra-Mac, Inc. (1)

         3.2 (b) Agreement and Plan of Reorganization dated February 1, 1991, and signed by Jack Johnson, President, Magnum Resources, Inc., and Douglass W. Steiger, President, Hydra-Mac, Inc. (1)

         3.3 (c) Articles of Merger of Hydra-Mac, Inc., a Minnesota corporation, into Hydra-Mac, Inc., a Delaware corporation, signed August 1991, by Douglass W. Steiger, President, Hydra-Mac, Inc. (1)

         3.4 (d) Articles of Merger of Magnum Resources, Inc., a Utah corporation, with and into Magnum Resources, Inc., a Delaware corporation, dated January 25, 1991, and signed by N. Thomas Steele, Vice President, Magnum Resources, Inc. (1)

         3.5 (e) Restated Certificate of Incorporation of Magnum Resources, Inc., dated January 25, 1991, and signed by N. Thomas Steele, Vice President, Magnum Resources, Inc., and signed by Tori Thurston, Secretary, Magnum Resources, Inc. (1)

Item 5.  Voting Trust Agreements:

         5.1 (a) Voting Agreement between Douglass W. Steiger, MaJeanna Hallstrom, Pamela Lien, Angela Steiger, Vicki Steiger, Minnesota Foundation, Evangelical Free Church of Thief River Falls, Magnum Resources, Inc. and United Services Capital Management Corporation, dated January 14, 1991. (1)

         5.2 (b) Amended Voting agreement between Douglass W. Steiger, MaJeanna Hallstrom, Pamela Lien, Angela Steiger, Vicki Steiger, Minnesota Foundation, Evangelical Free Church of Thief River Falls, Magnum Resources, Inc. and United Services Capital Management Corp, dated January 14, 1991. (1)

         5.3 (c) Agreement between Douglass W. Steiger and Magnum Resources, Inc., dated August 12, 1991. (1)

         5.4 (d) Amended Voting Agreement between Douglass W. Steiger, individually and on behalf of the Steiger Family Shareholders and Magnum Resources, Inc., dated February 7, 1992. (1)

         5.5 (e) Extension and Amendment of Amended Voting Agreement between Douglass W. Steiger, individually and on behalf of the Steiger Family Shareholders and Magnum Resources, Inc., dated September 1992. (1)

         5.6 (f) Stock Purchase Agreement with Hydra-Mac Holding Corporation, a Minnesota corporation, to purchase Hydra-Mac, Inc., a Delaware corporation, from Magnum Resources, Inc., a Delaware corporation, dated July 31, 1995. (2)

Item 6.  Material Contracts:

         6.1 (a) Stock Redemption Agreement between United States Capital Management Corporation and Magnum Resources, Inc., (undated and unsigned). (1)

         6.2 (b) Stock Distribution Agreement between Magnum Resources, Inc. and SST, Inc., (undated and unsigned). (1)

         6.3 (c) Manufacturing Contract, Service Contract and Sales and Marketing Contract between Hydra-Mac, Inc. and Power Equipment Corporation. (1)

         6.4 (d) Employment Agreement between John Luoma and Magnum Resources, Inc. (1)

         6.5 (e) Asset Sale Agreement by and between Bank of American National Trust and Savings Association and Magnum Resources, Inc. (1)

         6.6 (f) Agreement in Lieu of Foreclosure dated July 28, 1995 enforcing rights under a Mortgage and security interest. (2)

         6.7 (g) Assignment and Consulting Agreement with Hydra-Mac International, Inc., a Delaware corporation, to provide insurance and consulting services for product liabilities for Hydra-Mac, Inc., a Delaware corporation. (2)

Item 27. Additional Exhibits:

         27.1     Financial Data Schedule

Item 99. Additional Exhibits:

         99.1     (a) Letter regarding change in certifying accountant. (2)

1 Previously filed with the Company's Registration Statement on Form 10-SB, as amended, and incorporated herein by reference pursuant to Rule 12b.32.

2 Previously filed on Form 8-K and incorporated by reference pursuant to Rule 12b.32.



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

                                   MAGNUM RESOURCES, INC.

                                   BY: /s/ John Luoma
                                       -----------------------------------------
                                       John Luoma, President and Chief Executive
                                       Officer

                                   DATE: June 13,1997
                                         ---------------------------------------

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

                                   BY:   /s/ John Luoma
                                       -----------------------------------------
                                       John Luoma, President and Chief Executive
                                       Officer

                                   DATE:   June 13, 1997
                                         ---------------------------------------

                                   BY:   /s/ David M. Eichers
                                       -----------------------------------------
                                       David M. Eichers, Secretary and Chief
                                       Accounting Officer

                                   DATE:   June 13,1997
                                         ---------------------------------------

                                   BY:
                                       -----------------------------------------
                                       Charles H. Kothe, Director and Chairman
                                       of the Board

                                   DATE:
                                         ---------------------------------------

                                   BY:   Jerome W Kutil
                                       -----------------------------------------
                                       Jerome W. Kutil, Director

                                   DATE:
                                         ---------------------------------------

                                   BY:
                                       -----------------------------------------
                                       John M. Warburton, Director

                                   DATE:
                                         ---------------------------------------