Form 10QSB/A
period 1996-10-31
MAGNUM RESOURCES INC /DE/
filed 1997-06-30
CIK 915637

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                            FIRST AMENDED FORM 10-QSB

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 1, 1996 - 10,252,337.

Transitional Small Business Disclosure Format (Alternative 2):

Yes _X_ No___



                     MAGNUM RESOURCES, INC. AND SUBSIDIARIES

                    QUARTERS ENDED OCTOBER 31, 1996 AND 1995

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits

                  27.2  Financial Data Schedule

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

                                                   MAGNUM RESOURCES, INC.
                                                        (Registrant)

Date: June 13, 1997

                                         BY:       /s/ John Luoma
                                                  ------------------------------
                                                  John Luoma
                                                  Chief Executive Officer

                                         BY:      /s/ David M. Eichers
                                                  ------------------------------
                                                  David M. Eichers
                                                  Secretary and Chief Accounting
                                                  Officer