Form 10QSB
period 1997-01-31
MAGNUM RESOURCES INC /DE/
filed 1997-06-30
CIK 915637

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended January 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 6, 1997 - 10,252,337.

Transitional Small Business Disclosure Format (Alternative 2):

Yes_X_ No___

                         PART I - FINANCIAL INFORMATION
ITEM 1. - Financial Statements

                             MAGNUM RESOURCES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                            January 31,     July 31,
Assets                                         1997           1996
                                           -----------    -----------
Current assets:

 Cash                                      $     6,409    $    12,011
 Accounts receivable                           933,290        500,649
 Inventories                                 1,544,400      1,298,903
 Prepaid expenses                               70,410        104,500
                                           -----------    -----------
         Total current assets                2,554,509      1,916,063
Property, plant & equipment, net             1,771,741      1,523,583
Other assets                                    37,044         38,388
                                           -----------    -----------
         Total assets                      $ 4,363,294    $ 3,478,034
                                           ===========    ===========

Liabilities & Stockholders' Equity
Current liabilities:
 Current maturities of
         long-term obligations             $   168,911    $   242,535
 Book overdraft                                 88,987        215,964
 Accounts payable                            1,018,448        414,577
 Revolving note payable to bank                667,179        117,286
 Accrued liabilities                           588,949        568,497
                                           -----------    -----------
         Total current liabilities           2,532,474      1,558,859

Long-term obligations, less current
 maturities                                     20,409         62,621
Deferred income taxes                           90,000         96,000
                                           -----------    -----------
         Total liabilities                   2,642,883      1,717,480

Stockholders' Equity:
 Preferred stock, par value $.01 per
  share; 5,000,000 shares authorized,
  no shares issued or outstanding                    0              0

 Common stock, par value $.01 per
  share, 50,000,000 shares authorized;
  10,252,337 shares issued and
  outstanding at January 31, 1997
  and July 31, 1996                            102,523        102,523

 Additional paid in capital                  7,830,602      7,830,602
 Accumulated deficit                        (6,212,714)    (6,172,571)
                                           -----------    -----------
         Total stockholders' equity          1,720,411      1,760,554
Total Liabilities & Stockholders' Equity   $ 4,363,294    $ 3,478,034
                                           ===========    ===========

                 See Accompanying Notes to Financial Statements


                             MAGNUM RESOURCES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                  Three Months Ended              Six Months Ended
                                      January 31,                    January 31
                                 1997            1996            1997            1996
                             ------------    ------------    ------------    ------------
 Net sales                   $  2,402,292    $  1,393,012    $  4,649,045    $  3,225,039
 Cost of goods sold             1,849,214       1,236,626       3,562,621       2,525,216
                             ------------    ------------    ------------    ------------

         Gross profit             553,078         156,386       1,086,424         699,823

Operating expenses:
 Selling, general
  and administration              553,866         175,737         984,595         615,514
Research, development
 and engineering                   54,776          15,150          96,953          72,258
                             ------------    ------------    ------------    ------------

Operating (loss) profit           (55,564)        (34,501)          4,876          12,051

Other income (expense):
 Interest expense, net            (38,311)         (6,401)        (58,519)        (16,956)
 Other                              3,750           4,357           7,500           2,857
                             ------------    ------------    ------------    ------------
   Loss before income taxes       (90,125)        (36,545)        (46,143)         (2,048)

Income tax benefit                  3,000               0           6,000               0
                             ------------    ------------    ------------    ------------

Net loss                     $    (87,125)   $    (36,545)   $    (40,143)   $     (2,048)
                             ============    ============    ============    ============

Net loss per share           $      (0.01)   $       0.00    $       0.00    $       0.00
                             ============    ============    ============    ============
Weighted average number of
 common shares outstanding     10,252,337      10,252,337      10,252,337      10,252,337
                             ============    ============    ============    ============

                 See Accompanying Notes to Financial Statements




                             MAGNUM RESOURCES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Six Months Ended
                                                           January 31,
                                                       1997         1996
                                                    ---------    ---------
Cash flows from operating activities:
 Net loss                                           $ (40,143)   $  (2,048)
 Adjustments to reconcile net loss
  to net cash from operations:

 Depreciation & amortization                          128,060      199,334
 Deferred income taxes                                 (6,000)           0
 Changes in assets and liabilities:

   Accounts receivable                               (432,641)    (119,075)
   Inventories                                       (245,497)     209,992
   Prepaid expenses                                    34,090      (27,338)
   Accounts payable                                   603,871     (239,396)
   Accrued liabilities                                 20,452      (62,482)
                                                    ---------    ---------
Net cash used in operating activities                  62,192      (40,013)

Cash flows from investing activities:

 Purchase of property, plant & equipment             (376,218)     (59,513)
 Other assets                                           1,344          344
                                                    ---------    ---------
Net cash used in investing activities                (374,874)     (59,169)

Cash flows from financing activities:

 Book overdrafts (decrease)                          (126,977)      89,798
 Proceeds from revolving note payable
       to bank, net of repayments                     549,893            0
Payments on long-term obligations                    (115,836)     (54,019)
                                                    ---------    ---------
Net cash provided by investing activities             307,080       35,779
                                                    ---------    ---------

Net decrease in cash                                   (5,602)     (63,403)

         Cash at beginning of period                   12,011       69,203
                                                    ---------    ---------
         Cash at end of period                      $   6,409    $   5,800

Supplemental disclosure of cash flow information:

 Cash paid during the period for interest           $  40,900    $  16,956
                                                    =========    =========

                 See Accompanying Notes to Financial Statements


                             MAGNUM RESOURCES, INC.
                                AND SUBSIDIARIES

                                   (UNAUDITED)

NOTE A:  BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Magnum Resources, Inc. ('the Company') and its wholly-owned subsidiaries. These statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended July 31, 1996. The following information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim period results. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

USE OF ESTIMATES
Preparation of the Company's financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from estimates used by management.

LITIGATION
The Company was named as an additional defendant in a matter regarding the death of an individual using a skidsteer loader allegedly designed by Hydra-Mac Inc., a former subsidiary, Management believes it's too early in the litigation process to express an opinion as to the outcome of the legal action.

EARNINGS PER SHARE
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The Company has not yet determined what impact this statement will have on the Company's financial statements.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

On or about April 17, 1997, the Company brought a Motion for Summary Judgment which is scheduled to be heard by the Court on May 6, 1997 in the matter of the Estate of Timothy Peterson v. Heinen Mercantile Company, et al., Hennepin County District Court, State of Minnesota, Case No. 96-001660 (the Peterson Litigation"). The purpose of this Motion is to have the Court dismiss all claims against the Company. The Peterson Litigation was commenced in January of 1996 when the Estate of Timothy Peterson (the Estate) brought a wrongful death action against Heinen Mercantile Company ("Heinen"), the dealer of the skid steer loader (the "Loader") alleged to have caused the death of Mr. Peterson. The Estate is seeking damages in the Peterson Litigation in an unspecified amount in excess of $50,000. Heinen had allegedly sold the Loader to Mr. Peterson and subsequently serviced it. Heinen, in March 1996, brought a claim for contribution and indemnity against Gehl Company ("Gehl") claiming that Gehl negligently developed, manufactured and marketed the Loader. In June and July of 1996, respectively, Gehl and Heinen asserted a claim for contribution and indemnity against the Company and the Company's former subsidiary Hydra-Mac, Inc., claiming such corporations were liable for designing a defective Loader. The Company asked for summary judgment because it no longer owns Hydra-Mac, Inc. and Magnum Resources, Inc. is a holding corporation which simply acquired Hydra-Mac, Inc. stock and never designed or manufactured anything.

In May of 1997, the Estate brought direct claims for negligence against all Third and Fourth party Defendants, including the Company. The trial court initially dismissed the Company's motion as premature, but allowed the Company the opportunity to reassert its Motion for Summary Judgment. The Company again moved the court for Summary Judgment as to all claims asserted against it and this Motion is currently pending. In May of 1997, Gehl also served the Company's subsidiary, Hydra-Mac International, Inc. with a Third Party Complaint, and Hydra-Mac International, Inc. has also brought a motion to dismiss this Third Party Complaint which is currently pending. The Peterson Litigation is scheduled to go to trial in July of 1997. As is almost always the case with litigation, the Company cannot predict the outcome should this case go to trial. Furthermore, because Magnum Resources, Inc. does not manufacture products, it does not have product liability insurance coverage for the Peterson Litigation.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits

                  27.3  Financial Data Schedule

         (B)      Reports on Form 8-K

                  None

                                    SIGNATURE

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                   MAGNUM RESOURCES, INC.

                                                        (Registrant)

Date: June 13, 1997                          BY:       /s/ John Luoma
                                               ---------------------------------
                                                       John Luoma
                                                 Chief Executive Officer

                                           BY:      /s/ David M. Eichers
                                             -----------------------------------
                                                    David M. Eichers
                                          Secretary and Chief Accounting Officer