Form 10QSB
period 1997-04-30
MAGNUM RESOURCES INC /DE/
filed 1997-06-30
CIK 915637

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended April 30, 1997

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

Yes_X_  No___

                         PART I - FINANCIAL INFORMATION

ITEM 1. - Financial Statements

                             MAGNUM RESOURCES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                             April 30,      July 31,
Assets                                         1997           1996
                                           -----------    -----------
Current assets:
 Cash                                      $     6,029    $    12,011
 Accounts receivable                         1,190,867        500,649
 Inventories                                 1,852,653      1,298,903
 Prepaid expenses                               50,282        104,500
                                           -----------    -----------
         Total current assets                3,099,831      1,916,063
Property, plant & equipment, net             2,001,401      1,523,583
Other assets                                    36,230         38,388
                                           -----------    -----------
         Total assets                      $ 5,137,462    $ 3,478,034
                                           ===========    ===========
Liabilities & Stockholders' Equity
Current liabilities:
 Current maturities of
         long-term obligations             $   146,070    $   242,535
 Book overdraft                                163,378        215,964
 Accounts payable                            1,202,774        414,577
 Revolving note payable to bank                811,681        117,286
 Accrued liabilities                           547,556        568,497
                                           -----------    -----------
         Total current liabilities           2,871,459      1,558,859
Long-term obligations, less current
 maturities                                    366,024         62,621
Deferred income taxes                           87,000         96,000
                                           -----------    -----------
         Total liabilities                   3,324,483      1,717,480
Stockholders' Equity:
 Preferred stock, par value $.01 per
  share; 5,000,000 shares authorized,
  no shares issued or outstanding                  -0-            -0-

Common stock, par value $.01 per
 share, 50,000,000 shares authorized;
 10,252,337 shares issued and
 outstanding at April 30, 1997
 and July 31, 1996                             102,523        102,523

 Additional paid in capital                  7,830,602      7,830,602
 Accumulated deficit                        (6,120,146)    (6,172,571)
                                           -----------    -----------
         Total stockholders' equity          1,812,979      1,760,554
                                           -----------    -----------
Total Liabilities & Stockholders' Equity   $ 5,137,462    $ 3,478,034
                                           ===========    ===========

                 See Accompanying Notes to Financial Statements


                             MAGNUM RESOURCES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                   Three Months Ended              Nine Months Ended
                                        April 30,                       April 30
                                  1997           1996            1997             1996
                             ------------    ------------    ------------    ------------
 Net sales                   $  3,183,914    $  1,796,829    $  7,832,959    $  5,061,777
 Cost of goods sold             2,476,224       1,333,344       6,038,845       3,892,966
                             ------------    ------------    ------------    ------------
         Gross profit             707,690         463,485       1,794,114       1,168,811

Operating expenses:
 Selling, general
  and administration              514,311         362,034       1,498,906         982.624
Research, development
 and engineering                   57,981          37,989         154,934         110,247
                             ------------    ------------    ------------    ------------
Operating  profit                 135,398          63,462         140,274          75,940

Other income (expense):
 Interest expense, net            (53,580)        (14,182)       (112,099)        (31,138)
 Other                              7,750          (3,140)         15,250            (283)
                             ------------    ------------    ------------    ------------
Income  before
  income taxes                     89,568          46,140          43,425          44,519

Income tax benefit                  3,000             -0-           9,000               0
                             ------------    ------------    ------------    ------------
Net Income                   $     92,568    $     46,140    $     52,425    $     44,519
                             ============    ============    ============    ============

Net income per share         $       0.01    $       0.00    $       0.01    $       0.00
                             ============    ============    ============    ============

Weighted average number of
 common shares outstanding     10,252,337      10,252,337      10,252,337      10,252,337
                             ============    ============    ============    ============

                 See Accompanying Notes to Financial Statements


                             MAGNUM RESOURCES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                            April 30,
                                                        1997         1996
                                                     ---------    ---------
Cash flows from operating activities:

 Net income                                          $  52,425    $  44,519
 Adjustments to reconcile net income
  to net cash from operations:

 Depreciation & amortization                           210,002      202,620
 Loss on sale of property, plant and equipment               0      146,112
 Deferred income taxes                                  (9,000)           0
 Changes in assets and liabilities:

   Accounts receivable                                (690,218)     (87,865)
   Inventories                                        (553,750)      60,059
   Prepaid expenses                                     54,218      (42,748)
   Accounts payable                                    788,197     (344,781)
   Accrued liabilities                                 (20,941)      15,666
                                                     ---------    ---------
Net cash used in operating activities                 (169,067)      (6,418)

Cash flows from investing activities:

 Purchase of property, plant & equipment              (685,820)     (87,104)
 Proceeds from sale of property, plant & equipment                   61,172
 Other assets                                            2,158        2,567
                                                     ---------    ---------
Net cash used in investing activities                 (685,662)     (23,365)

Cash flows from financing activities:

 Proceeds from long-term financing                     391,990            0
 Proceeds from revolving note payable
      to bank, net of repayments                       694,395            0
 Decrease in book overdraft                            (52,586)           0

Payments on long-term obligations                     (185,052)     (16,271)
                                                     ---------    ---------
Net cash provided by investing activities              848,747      (16,271)
                                                     ---------    ---------

Net decrease in cash                                    (5,982)     (46,054)

         Cash at beginning of period                    12,011       69,203
                                                     ---------    ---------
         Cash at end of period                       $   6,029    $  23,149

Supplemental disclosure of cash flow information:

 Cash paid during the period for interest            $  89,885    $  16,956
                                                     =========    =========
 Issuance of long-term debt for accounts
     payable balance due                             $       0    $ 104,281
                                                     =========    =========

                 See Accompanying Notes to Financial Statements


                             MAGNUM RESOURCES, INC.
                                AND SUBSIDIARIES

                                   (UNAUDITED)

NOTE A:  BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Magnum Resources, Inc. (`the Company') and its wholly-owned subsidiaries. These statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended July 31, 1996. The following information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim period results. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

USE OF ESTIMATES
Preparation of the Company's financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from estimates used by management.

LITIGATION
The Company was named as an additional defendant in a matter regarding the death of an individual using a skidsteer loader allegedly built by Hydra-Mac Inc., a former subsidiary. Management believes it's too early in the litigation process to express an opinion as to the outcome of the legal action.

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

RECLASSIFICATIONS
Certain 1996 amounts have been reclassified to conform with 1997 presentation.

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

                  27.4  Financial Data Schedule

         (B)      Reports on Form 8-K

                  None

                                    SIGNATURE

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                   MAGNUM RESOURCES, INC.
                                                        (Registrant)

Date: June 13, 1997                        BY:       /s/John Luoma
                                              ----------------------------------
                                                       John Luoma
                                               Chief Executive Officer

                                           BY:      /s/ David M. Eichers
                                              ----------------------------------
                                                    David M. Eichers
                                          Secretary and Chief Accounting Officer