Form 10KSB40
period 1997-07-31
MAGNUM RESOURCES INC /DE/
filed 1997-12-17
CIK 915637

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS
                 SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Fiscal Year Ended July 31, 1997

                         Commission File Number: 0-98765


                             MAGNUM RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                        87-0368628
(State of incorporation)                    (I.R.S. Employer Identification No.)

                        1750 Yankee Doodle Road Suite 202
                                 Eagan, MN 55121
                                 (612) 405 9247
     (Address, including zip code, and telephone number including area code, of Issuer's executive offices)

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
          None                                            None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB[ x ].

State issuer's revenues for its most recent fiscal year: $11,199,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: (As of December 12, 1997) approximately $ 2,222,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 12, 1997 - 10,354,337.

Transitional Small Business Disclosure Format (Alternative 2):

Yes   _X_    No  ___

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW AND HISTORICAL BACKGROUND

Magnum Resources, Inc. ("Magnum") and its subsidiaries Hydra-Mac International, Inc. ("Hydra-Mac") and D&E Machining, Inc. ("D&E")(collectively referred to as the "Company") design, manufacture, distribute and sell skid steer loaders and associated products. The Company acquired Power Equipment Corporation ("Power Equipment") in 1992 for the purposes of designing, manufacturing and selling rubber track crawlers. The Company ceased manufacturing the rubber track crawler in 1995 but may reintroduce it at a later date. In 1997, the Company began to diversify its efforts by forming Magnum Business Systems, Inc., which resells business automation equipment, such as electronic scanners, manufactured by various domestic companies. Also, in 1997, sales increased and the Company had a production backlog of approximately five hundred thousand dollars ($500,000) consisting of firm orders from customers for skid steer loaders.

Magnum was incorporated in Delaware in 1981 to pursue the possible development of natural resources in the state of Nevada. In 1991, Magnum acquired Hydra-Mac and D&E by means of a statutory merger. Since its inception in 1970, Hydra-Mac has been engaged in the business of designing, manufacturing and selling skid steer loaders. D&E, since its inception, has been engaged in the business of manufacturing gear and machine parts, principally for Hydra-Mac.

PRODUCTS

The following descriptions outline the products of the Company.

SKID STEER LOADERS - HYDRA-MAC

Skid-steer loaders are small four-wheeled vehicles that were originally designed and used as loaders, but in the last decade have become increasingly popular equipment with the availability of attachments such as backhoes, forklifts, breakers, planers, rakes and augers. Today, skid steer loaders provide users with a versatile, heavy duty, and durable vehicle to perform a multitude of agricultural, construction and industrial work tasks. In addition, most skid-steer attachments are designed to be used with an industry standard quick-attach mechanism which allows attachments built by one manufacturer to be used on vehicles manufactured by another.

Skid steer loaders are labor-saving machines that perform a variety of jobs that are difficult to accomplish manually, and that larger machines, such as tractors, bulldozers, and other construction equipment, cannot complete because of their size. Characteristically, skid steer loaders have an independent drive system for the left and right side of the unit, thereby allowing the machine to skid and thus turn 360 degrees within their own tracks. This compact wheel turning ratio allows the skid steer loader to operate effectively in confined spaces with limited available maneuverability. Models vary in their length, width, height and operating efficiency, which allow them to lift a maximum amount of material within specific work requirements and safety standards.

The Company's product line includes four models of the Hydra-Mac hydrostatic, all-gear drive skid steer loaders. The machines range in size and capacity from 37 horsepower and 1,300 pounds of operating capacity to an 80 horsepower diesel engine with 2,650 pounds operating capacity. Diesel engines made by Kubota, Isuzu, and John Deere are found in the various models of the skid steer loaders produced by the Company. The Company believes that their 2650D model has the largest SAE rated operating capacity of any skid steer loader in the marketplace. In 1997, the Company introduced a new model to the marketplace to provide a heavy-duty skid steer loader with a mid-ranged price that will meet specific needs of the customer. This new model (2250) utilizes an Isuzu 70 horsepower diesel engine.

RUBBER TRACK CRAWLERS

In 1991, the Company offered its rubber tracked crawler loader to the market. The Commander rubber track crawler offered many of the characteristics of the skid steer loader, but included the traction advantages of a rubber track system generally associated with conventional steel track machines. The rubber track enabled the loader to maneuver on soft surfaces more quickly and easily. At the same time, the rubber track crawler did not leave the heavy wheel track "foot print" commonly associated with front-end loaders. These features, along with the all gear drive technology, enabled the Commander to fill a market niche between the skid steer loader and other heavy-duty front-end loading equipment.

In 1995, the Company decided to cease manufacturing the rubber track crawler loader in order to concentrate efforts on the Company's historical base of traditional skid steer loaders. The Company is currently evaluating the market potential of the rubber track crawler. Regardless of whether or not the Crawler is reintroduced, the Company plans on continuing to service and furnish repair parts to existing Crawler owners. See "Risk Factors".

REPLACEMENT PARTS AND ATTACHMENTS

The Company offers a variety of loader replacement parts and attachments for all current and previously produced skid steer and rubber track loaders. It currently markets a wide range of buckets, pallet forks, augers, scarifiers, outriggers, backhoes, hammers, shears, trenchers, dozer blades, sweepers, as well as a number of manufactured replacement and service parts. Prices of parts and attachments are based on the normal market competition since the end user can purchase attachments directly from other manufacturers. The Company also stocks certain replacement parts for older loaders to maintain the policy of lifetime serviceability. Prices for these parts are based upon customer need and the availability of alternative parts sources. For 1998, the Company plans to increase attachment sales by promoting these items heavily through its existing dealers.

BUSINESS AUTOMATION EQUIPMENT - MAGNUM BUSINESS SYSTEMS, INC. (MBS)

In 1997, the Company formed a subsidiary called Magnum Business Systems, Inc. ("MBS").

MBS distributes a complete line of laser and CCD scanners, check readers and portable data terminals (batch, radio frequency, and wireless networks). These items are typically sold to businesses operating in an environment dependent upon point of sale (POS) transactions. Most purchasers of this equipment are retailers such as department stores and sporting goods dealers. The subsidiary has three employees engaged in the sale of these products. The Company provides management support and facilities. The results of operations for MBS through July 31, 1997 were not material to the Company's consolidated financial results.

MARKETS - SKID STEER LOADERS

Approximately one-third of the Company's current skid steer loader sales are to companies within the agriculture industry, primarily located in the upper Midwest. The skid steer loaders are primarily for use in material handling and facility cleaning. The units sold for agriculture uses are in the lower range of size, horsepower, and operating capacity. The remainder of sales are to companies within the construction, demolition, nursery, and waste management industries. Less than six percent (6%) of total sales are to foreign markets.

The skid steer loader market is highly competitive and dominated by a number of large, multinational companies, including: (1) Case International, (2) Melroe Ingersall Rand, (3) John Deere, (4) Gehl, and (5) Ford New Holland. The Company believes that the primary competitive factors affecting the skid steer loader markets include: price, performance, quality, reliability, technical innovation and ease of use.

The Company believes that the list prices for its products, which range from $20,000 to $40,000, are at the high end of the retail price range, but given the Company's other features, are acceptable to customers. The Company believes: (1) its products' all gear drive and technical design features outperform other skid steer loaders, (2) its products' extra heavy steel framing provides additional durability beyond many competitors, (3) constant design improvements have enabled the Company to produce skid steer loaders which outlast others in the field, (4) engineering design changes have updated the skid steer loaders to meet customer recommendations, (5) its joystick control device makes the Company's skid steer loaders easier to use than the competition, and, (6) for users preferring control systems similar to those found on loaders made by other companies, the Company's units can be ordered with those operating controls factory installed. The Company also believes that its units fit the market between the small skid steer loaders produced by Case, Melroe Ingersall Rand and Ford New Holland, and the large size earth moving equipment manufactured by Komatsu and Caterpillar.

MARKETS - MAGNUM BUSINESS SYSTEMS

The markets for automation equipment are very large and pricing is highly competitive. MBS represents a number of manufacturers and offers customer - specific application products. MBS markets its products to department stores, distribution centers, convenience stores, and medical institutions.

SALES AND MARKETING

The Company distributes its skid steer loaders under the Hydra-Mac name through independent dealers and through its own sales force. Historically, the Company has obtained a majority of sales through an informal network of current owners and word-of-mouth, relying on product quality, durability and performance to sustain sales. During 1997, sales growth was created through: (1) the hiring of additional sales staff and support personnel to increase their coverage and presence in all sales regions throughout the United States, (2) increased participation in industry trade shows, and (3) the development of Internet marketing presentations. Currently, the Company sells its products throughout the United States through 150 active dealers and 50 additional dealers. Dealers not included within the Regional organizations are serviced by the Company as "in house" accounts. The Company has dealerships in several foreign countries, including Canada, Korea, Europe, and Central and South America and anticipates that sales and marketing in Central and South America will increase significantly during 1998.

Sales to companies within the agricultural and construction industries are affected by the cyclical nature of those industries. Weather conditions, interest rates, and farm production affect purchases by those companies. The Company believes the versatility of its products and their suitability for multiple purposes helps to minimize these factors.

The Company offers financing for its dealers through arrangements with two finance companies. A majority of the fiscal 1997 skid steer loader dealer sales were financed through these companies. One of these arrangements requires the Company to repurchase goods and pay the finance company for the unpaid balance due them from the dealer, along with repossession costs, in the event of default by the dealer. The Company has not incurred any material costs associated with this agreement. As of July 31, 1997, this finance company had balances due from dealers totaling approximately $501,000.

Sales of business automation equipment are handled primarily through three direct sales employees. These employees are based in the Eagan facility and rely heavily on telemarketing for prospective sales. MBS has agreements with a number of manufacturers of automation equipment, which provide for distribution of their products. The business is not capital intensive but requires the Company to retain technically trained personnel to accurately determine which products address the customer's needs. There is no assurance that MBS will be able to retain or hire technical sales personnel.

COMPETITION - SKID STEER LOADERS

The Melroe Bobcat(R) unit is the standard of the industry and still leads in market share under the current ownership of Ingersoll Rand. Additional competitors include: (1) Case International, (2) John Deere, (3) Gehl, and (4) Ford New Holland. All these companies have far greater experience than the Company as well as greater financial resources and better development of manufacturing, marketing and engineering capacities. In addition, the markets for the Company's products are intensely competitive. The Company, however, believes its skid steer loaders are highly competitive in the following key operating areas:

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

         Operating Efficiency: Vehicles are also judged by the speed within which they perform specific work. Of particular emphasis is traveling speed and boom cycle rate. The Company believes that its vehicles are comparable to its competition.

         Operating Cost: All customers pay attention to costs associated with operating vehicles. The Company believes its vehicles to be relatively lower cost vehicles to operate than the Company's competition primarily due to less down time, easier serviceability and product support.

         Safety: Safety is always a concern. The Company believes that its safety features provide for safe operation under all reasonable conditions.

MANUFACTURING

The Company manufactures and assembles its skid steer products at its facility in Thief River Falls, Minnesota. (See "Item 2. Description of Property.") Selected parts and assemblies are fabricated and machined at its facility in Wahpeton, North Dakota. Additional parts and accessories are purchased from outside vendors based upon engineering design requirements and cost and delivery considerations. To further reduce production costs and increase production capacity, the Company has begun to place an increased emphasis on purchasing finished component products from original equipment manufacturers. As of July 31, 1997, the Company had a production backlog of approximately $500,000 consisting of firm orders from customers for skid steer loaders. Although there can be no assurance, the Company expects the orders will increase and that a backlog will be maintained.

ENGINEERING

The Company designs many of its own skid steer products and accessories. The Company's engineering staff includes three engineers and two assistants. Engineering expenses for the past two years were $223,000 in 1997 and $140,000 in 1996. Prior to 1996, new product development was almost exclusively incurred in developing the Company's rubber track crawler. The Company's primary engineering efforts during 1997 were aimed at (1) improving the current product line, (2) enhancing existing product quality, (3) lowering manufacturing costs, and, (4) developing new products. Two new products were developed in 1997. Model 2250 was introduced to the marketplace in December 1996 and Model 2550 will be introduced in October 1997.

EMPLOYEES

The Company currently has 109 employees including, 71 employees at the Hydra-Mac manufacturing facility located in Thief River Falls, Minnesota, 30 employees at the D & E machining facilities located in Wahpeton, North Dakota, and 8 employees at the corporate offices located in Eagan, Minnesota, three of which perform services for Magnum Business Systems. The Company attempts to maintain salary rates, which are competitive with the industry within the respective locations and believes its relationships with employees is good. No employee groups are members of a collective bargaining organization.

PATENTS, TRADE SECRETS AND TRADEMARKS

Utility patents related to the rubber track crawler were issued to Power Equipment. These patents will expire on July 21, 2009. These patents are pledged as collateral securing payment of Hydramac International's revolving note with a lender. (See below, "Risk Factors"). These patents will only be valuable in the event the Company continues the development and reintroduction of the rubber track crawler, of which there can be no assurance.

ENVIRONMENTAL MATTERS

The Company believes that compliance with all federal, state and local provisions regulating the discharge of materials into the environment which have been enacted or adopted will not have a material effect upon the capital expenditures, earnings and competitive position of the Company. However, no assurance can be given that there is no residual contingent risk associated with the natural resource development work that may have been done before anyone currently associated with the Company joined the Company in 1991.

RISK FACTORS

As provided under the Private Securities Litigation Reform Act of 1995, set forth below are important factors that could cause actual results to differ from those expected by the Company and identified by the Company as forward-looking statements and projections elsewhere in this report.

1. Working Capital. The Company may need additional working capital. The Company has a revolving line-of-credit facility with Norwest Business Credit, Inc. ("Bank"). However, the Company has on occasion been in default with respect to certain covenants and conditions contained in the credit facility. The Bank has waived compliance with these covenants and reestablished the covenants such that the Company is in compliance with all covenants. No assurance can be given that the Company will be able to obtain waivers for any future instances of default, should they occur. In addition, the Bank may cease to make advances and demand payment of the line of credit under circumstances where no default exists. Management believes that the Company will be able to maintain the current credit facility or one with substantially similar terms; however, no assurance can be given that this will be accomplished.

2. Order Fulfillment. The Company has recently experienced a backlog of orders. The Company expects this backlog will continue during 1998. If the Company is unable to meet demand increases and customer order schedules are not met, orders may be canceled and the Company's reputation for timely delivery may be adversely affected. Factors which may affect such backlog and demand are: the economy in general, interest rates, supply availability, price changes, financing, dealer demand and customer confidence.

3. Product Liability. The Company is subject to product liability suits during the normal course of business. The Company maintains product liability insurance to help mitigate its risk against product liability cases. Management believes that the ultimate outcome of all outstanding matters will not be material to the consolidated financial statements.

4. Rubber Track Crawler. The Company did not reintroduce its rubber track crawler in fiscal year 1997 as planned. The Company is still evaluating current market conditions to determine if reintroducing the crawler would be prudent.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company owns substantially all its office and manufacturing facilities. Hydra-Mac's principal offices and manufacturing facilities are located in an 80,000 square foot facility in Thief River Falls, Minnesota. Approximately 1,500 square feet of the Thief River Falls facility is sub-leased to a non-related business on a month to month leasing arrangement. D&E's corporate offices and manufacturing facilities are located in a 22,000 square foot facility located in Wahpeton, North Dakota. The Company also leases approximately 4,000 square feet of office space located in Eagan, Minnesota under a three year lease. Annual lease payments are approximately $34,000 and terminate in 2000. The Company believes its current facilities will be adequate for its anticipated needs.

Substantially all of the assets, such as accounts receivable, inventory, fixed assets, and patents, are pledged as collateral to secure payment of its notes with its lender and finance institution. In the event of default on these obligations, the lenders may take possession of each premises where Hydramac conducts business. (See "Risk Factors")

ITEM 3.  DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES

Set forth below are the names, ages, positions and a brief summary of the business experience of the directors, officers and significant employees of the Company, Hydra-Mac, D&E, Power Equipment and Magnum Business Systems.


-------------------------------------------------------------------------------------------------------------------
Name                                Age              Position

John F. Luoma                        57              Chief Executive Officer, President, and Director of Magnum
                                                     Resources; President, Treasurer and Director of Hydra-Mac
                                                     International; President and Director of D & E; and President
                                                     and Director of Power Equipment and Magnum Business Systems.
                                                     (Father of Eric Luoma)

Jerome W. Kutil                      47              Director  and  Treasurer  of Magnum Resources.


H. Vern Aaseby                       44              General Manager of D&E Machining.

Charles H. Kothe                     64              Director  and Chairman of the Board of Magnum Resources.

John M. Warburton                    46              Director of Magnum Resources.

David M. Eichers                     50              Chief Financial Officer and Secretary of Magnum Resources,
                                                     Secretary of Hydra-Mac International, Vice President,
                                                     Secretary and Treasurer of D&E, and Vice President, Secretary
                                                     and Treasurer of Power Equipment and Magnum Business Systems.

Raymond Swick                        44              General Manager of Hydra-Mac International.

Eric  Luoma                          29              Vice President of Magnum  Business  Systems.
                                                     (Son of John F. Luoma)

SELECTED RESUMES

John Luoma has served as President and Chief Executive Officer of Magnum Resources since May, 1994. Mr. Luoma became a Director of Magnum Resources in July of 1996 and President, Treasurer and Director of Hydra-Mac International in July of 1995. He also became the President and Director of Power Equipment in February 1995 and the President and Director of D & E in August of 1995. He became President and Director of MBS in July 1997. From 1986 to 1992, Mr. Luoma was co-founder and vice-president of Supercycle, Inc., which is involved in the development of curbside recycling services. His duties and responsibilities included market assessment, planning, marketing and sales development, and general administration. He is the father of Eric Luoma.

Charles H. Kothe has been a Director of Magnum Resources since January 1991 and became the Chairman of Magnum Resources' Board of Directors in June 1995. Since 1972, Mr. Kothe has been Vice President and General Manager of Murdo Motor Co. of Murdo, South Dakota.

Jerome W. Kutil was the Chief Financial Officer of Magnum Resources from 1991 until June 1995. Mr. Kutil has been a Director and Treasurer of Magnum Resources since 1991. Since August 1988, Mr. Kutil has been Vice President and a Director of United States Capital Management (USC). Since 1980, Mr. Kutil has also been Vice President and a Director of Tri-Star Brokerage Services. Mr. Kutil has also been President of its affiliate, Tri-Star Financial Services, since 1980.

John M. Warburton was the Secretary of Magnum Resources from October 1992 until June 1995. Mr. Warburton has been Secretary and Treasurer of USC since August 1988. Since 1979, Mr. Warburton has been associated with Tri-Star Financial Services and has been involved in the areas of life, health and annuities. In 1981, Mr. Warburton founded and has functioned as Manager of New Concepts Agency of Rushville, Nebraska, which markets insurance and annuity programs.

David M. Eichers, CPA, became the Chief Financial Officer and Secretary of Magnum Resources in January of 1997. He also became Secretary of Hydra-Mac International in January of 1997 and Vice President, Secretary and Treasurer of Power Equipment and D&E in January of 1997. He became Vice President, Secretary, and Treasurer of MBS in July 1997. He previously served as Director of Finance of Cesco Products, a Minneapolis-based sheetmetal fabricator from 1991 to November 1996.

H. Vern Aaseby was Vice President of D&E from 1983 to 1992. He became the General Manager as well as Director and the President of D&E in 1992. He currently holds the sole title of General Manager.

Raymond Swick was Parts Manager for Hydra-Mac since 1983 and became General Manager of Hydra-Mac in 1995.

Eric Luoma became an employee of the Company in January 1997. He was elected Vice President of Magnum Business Systems, Inc., on July 31, 1997 with the formation of that business. He previously held sales positions with another business automation reseller and with a major air transportation company. He is the son of John F. Luoma.

ITEM 4.  REMUNERATION OF DIRECTORS AND OFFICERS.

The following table sets forth the annual remuneration paid to the two highest paid officers for all services rendered to the Company. The Company reimburses its officers and directors for all out-of-pocket expenses incurred by them in connection with the performance of their assigned responsibilities. Directors currently receive no compensation for their services as directors.

                NAME AND                       FISCAL
           PRINCIPAL POSITION      YEAR        SALARY

    Two highest paid officers      1997      $ 118,000

ITEM 5.  SECURITY OWNERSHIP OF CERTAIN SECURITY HOLDERS AND MANAGEMENT

a. SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth certain information regarding the Company's equity securities owned by the Company's directors and executive officers, as of July 31, 1997:

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
                                 as a Group (6 persons)

b. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. Persons known holding or sharing the power to vote, or to direct the voting of securities described above; or persons known to the Company to be the beneficial owner of more than ten (10%) percent of any class of the Company's voting securities as of July 31, 1997: None, except persons listed in item (a), above.

c. NON-VOTING SECURITIES. Other persons holding non-voting securities of the Company, as of July 31, 1997: None.

d. OPTION, warrants and rights. Persons holding options, warrants or rights of the Company, as of July 31, 1997: None

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

PAYMENTS TO CERTAIN OFFICERS AND DIRECTORS AND EXPENSE REIMBURSEMENT

In the fiscal year ending July 31, 1996, the Company settled a workman's compensation lawsuit claim with a current Director, Mr. John M. Warburton, in which the Company agreed to pay $61,637, including an initial $25,000 payment with remaining payments to be paid over the following 24 months. See Part II,
Item 2. "Legal Proceedings."

AGREEMENT OF CERTAIN OFFICERS AND DIRECTORS RELATIVE TO A BONUS

During fiscal year 1995, the Company accrued a $40,000 bonus to be paid to Mr. John Luoma, an officer and director of the Company. During fiscal 1997, the Company determined that the bonus had not been fully earned and as such, the bonus accrual was reversed.

REORGANIZATION OF CORPORATION STRUCTURE AND SALE OF HYDRA-MAC

During the fiscal year ended July 31, 1994, the Company purchased all of the rights of Hydra-Mac, Inc.'s former commercial banker in a loan and related security agreements encumbering all of Hydra-Mac, Inc.'s assets. During the fiscal year ended July 31, 1995, the Company organized Hydra-Mac International, Inc. and enforced its rights under the acquired loan and security agreements on Hydra-Mac, Inc.'s assets and transferred all of its assets to the Company. The Company has subsequently leased certain of these assets to Hydra-Mac International, Inc. Effective July 31, 1995, the Company sold the outstanding shares of Hydra-Mac, Inc. to Hydra-Mac Holding Corporation, which is wholly owned by Mr. John Luoma, Hydra-Mac president and Chief Executive Officer of the Company, for a nominal amount. Prior to making the sale of all of its interest in Hydra-Mac, Inc., the Company secured a fairness opinion from a securities broker-dealer to the effect that Hydra-Mac, Inc. had little or no value to the Company.

                                     PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

The principal market where the Company's Common Stock is traded is the over-the-counter market using the call letters of MGRI. There are approximately 3,500 registered holders of the Company's Common Stock. The following includes the high \ low bid information for each quarter in the last two fiscal years. The information for the fiscal year 1997 was obtained from a securities monitoring service on the Internet. The prices for fiscal year 1996 came from the prior year financial reports:

              Fiscal Year 1997                   Fiscal Year 1996
              ----------------                   ----------------
     Quarter      High Bid  Low Bid          Quarter  High Bid   Low Bid
     -------      --------  -------          -------  --------   -------
     First         .41       .13             First      .25       .13
     Second        .38       .13             Second     .25       .13
     Third         .50       .19             Third      .25       .13
     Fourth        .50       .19             Fourth     .25       .13

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The holders of Common Stock are entitled to receive dividends when they are declared by the Board of Directors. To date, the Company has not paid any dividends. The Company currently intends to retain all future earnings to finance its growth in operations.

ITEM 2.  LEGAL PROCEEDINGS

In November 1994, John M. Warburton, a Director of the Company, brought a worker's compensation claim against the Company before the Minnesota Department of Labor and Industry - Worker's Compensation Division, seeking to recover disability, medical and rehabilitation benefits for a claimed back injury. In March of 1995, Mr. Warburton amended his claim to add Hydra-Mac, Inc., as a party. During fiscal 1996, the Company agreed to pay Mr. Warburton $61,637. Of this amount, $25,000 was paid during fiscal 1996 with the remaining balance to be paid over the following two fiscal years on a monthly basis.

In May 1997, the Company was named as a fourth party defendant in a lawsuit brought by the estate of a user of a skid steer loader manufactured by its former subsidiary, Hydramac, Inc. This case was settled in September 1997 at a cost of approximately $84,000.

The Company is a defendant in various other actions relating to the business, some of which involve claims for unspecified damages. Although the ultimate outcome of these claims cannot be predicted with certainty, the Company believes that the outcome will not have a material effect on the Company's consolidated financial statements.

ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 1997, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

During the fiscal years ended July 31, 1996 and 1997, the Company was not aware of any persons who were required to file Form 3 but did not. Also, the Company has not received any Statements of Changes of Beneficial Ownership of Securities on Form 4 from any person during the fiscal years ended July 31, 1996 and 1997. Finally, the Company has not received, and is not aware of, any Annual Statements of Beneficial Ownership of Securities on Form 5 from any person.

ITEM 6.  REPORTS ON FORM 8-K.

There were no reports on Form 8-K filed during the fourth quarter of fiscal year 1997.

                                    PART III

ITEM 1.  INDEX TO EXHIBITS                                           ITEM #

         Charter and Bylaws                                            2

         Instrument Defining the Rights of Security Holders            3

         Voting Trust Agreements                                       5

         Material Contracts                                            6

         Financial Data Schedule                                      27

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

                  6.1 (c) Manufacturing Contract, Service Contract and Sales and Marketing Contract between Hydra-Mac, Inc. and Power Equipment Corporation. (1)

                  6.2 (d) Employment Agreement between John Luoma and Magnum Resources, Inc. (1)

                  6.3 (e) Asset Sale Agreement by and between Bank of American National Trust and Savings Association and Magnum Resources, Inc. (1)

                  6.4 (f) Agreement in Lieu of Foreclosure dated July 28, 1995 enforcing rights under a Mortgage and security interest. (2)

                  6.5 (g) Assignment and Consulting Agreement with Hydra-Mac International, Inc., a Delaware corporation, to provide insurance and consulting services for product liabilities for Hydra-Mac, Inc., a Delaware corporation. (2)

Item 27.                   Additional Exhibits

                           27.1     Financial Data Schedule

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

                                       MAGNUM RESOURCES, INC.

                                       BY: /s/ John Luoma
                                           John Luoma, President and
                                           Chief Executive Officer

                                       DATE: December 12, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       BY: /s/ John Luoma
                                           John Luoma, President and Chief
                                           Executive Officer

                                       DATE: December 12, 1997

                                       BY: /s/ David M. Eichers
                                           David M. Eichers, Secretary and Chief
                                           Financial Officer and Chief
                                           Accounting Officer

                                       DATE: December 12, 1997

                                       BY: /s/ Charles H. Kothe
                                           Charles H. Kothe, Director and
                                           Chairman of the Board

                                       DATE: December 12, 1997

                                       BY: /s/ Jerome W Kutil
                                           Jerome W. Kutil, Director

                                       DATE: December 12, 1997

                                       BY: /s/ John M Warburton
                                           John M. Warburton, Director

                                       DATE: December 12, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Magnum Resources, Inc.

                We have audited the accompanying consolidated balance sheets of Magnum Resources, Inc. (a Delaware corporation) and subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magnum Resources, Inc. and subsidiaries as of July 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

                                           /s/ Grant Thornton LLP

Minneapolis, Minnesota
September 12, 1997 (except for note C as to which the date is October 21, 1997)

                             MAGNUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                    JULY 31,

                  ASSETS (note C)                            1997              1996
                                                          -----------      -----------
CURRENT ASSETS
   Cash                                                   $     7,000      $    12,000
   Accounts receivable, less allowance for doubtful
      accounts of $24,000 in 1997 and $12,000 in 1996

      (note A)                                              1,455,000          501,000
   Inventories (notes A and B)                              1,845,000        1,299,000
   Prepaid expenses and other                                  66,000          104,000
                                                          -----------      -----------

                Total current assets                        3,373,000        1,916,000

PROPERTY, PLANT AND EQUIPMENT - AT COST

   Land                                                        98,000           98,000
   Buildings and improvements                               1,295,000        1,287,000
   Machinery and equipment (note D)                         2,522,000        1,750,000
                                                          -----------      -----------
                                                            3,915,000        3,135,000
   Accumulated depreciation and amortization (note A)      (1,906,000)      (1,611,000)
                                                          -----------      -----------
                                                            2,009,000        1,524,000

OTHER ASSETS                                                   41,000           38,000
                                                          -----------      -----------

                                                          $ 5,423,000      $ 3,478,000
                                                          ===========      ===========

                             MAGNUM RESOURCES, INC.

                                    JULY 31,

                  LIABILITIES AND
                     STOCKHOLDERS' EQUITY                       1997              1996
                                                             -----------      -----------
CURRENT LIABILITIES
   Revolving note payable to bank (note C)                   $ 1,190,000      $   117,000
   Current maturities of long-term obligations (note D)          144,000          243,000
   Accounts payable (note A)                                   1,187,000          630,000
   Accrued liabilities
     Compensation and related costs                              156,000          148,000
     Warranty costs (note A)                                      70,000           70,000
     Real estate taxes                                            37,000          139,000
     Other                                                       226,000          211,000
                                                             -----------      -----------
                Total current liabilities                      3,010,000        1,558,000

LONG-TERM OBLIGATIONS, less current
   maturities (note D)                                           434,000           63,000

DEFERRED INCOME TAXES (note E)                                    84,000           96,000

COMMITMENTS AND CONTINGENCIES (note F)                               -                -

STOCKHOLDERS' EQUITY (note G)

   Preferred stock, par value $.01 per share; 5,000,000
      shares authorized; no shares issued or outstanding             -                -
   Common stock, par value $.01 per share; 50,000,000
      shares authorized; shares issued and outstanding,
      10,354,337 in 1997; 10,252,337 in 1996                     104,000          103,000
   Additional paid-in capital                                  7,872,000        7,831,000
   Accumulated deficit                                        (6,081,000)      (6,173,000)
                                                             -----------      -----------
                                                               1,895,000        1,761,000
                                                             -----------      -----------

                                                             $ 5,423,000      $ 3,478,000
                                                             ===========      ===========

                             MAGNUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              YEARS ENDED JULY 31,

                                                            1997              1996
                                                        ------------      ------------
Net sales (notes A and H)                               $ 11,199,000      $  6,941,000

Cost of goods sold                                         8,771,000         5,492,000
                                                        ------------      ------------
                Gross profit                               2,428,000         1,449,000

Operating expenses
   Selling, general and administrative                     1,995,000         1,596,000
   Research, development and engineering                     223,000           140,000
                                                        ------------      ------------
                                                           2,218,000         1,736,000
                                                        ------------      ------------
                Operating income (loss)                      210,000          (287,000)

Other income (expense)
   Interest expense                                         (148,000)          (33,000)
   Other                                                      18,000            59,000
                                                        ------------      ------------
                                                            (130,000)           26,000
                                                        ------------      ------------

                Earnings (loss) before income taxes           80,000          (261,000)

Income tax benefit (note E)                                   12,000            15,000
                                                        ------------      ------------

                NET EARNINGS (LOSS)                          $92,000         $(246,000)
                                                        ============      ============

Net earnings (loss) per common share (note A)           $        .01      $       (.02)
                                                        ============      ============

Weighted average common shares outstanding                10,252,677        10,252,337
                                                        ============      ============

The accompanying notes are an integral part of these statements.

                             MAGNUM RESOURCES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       YEARS ENDED JULY 31, 1997 AND 1996

                                            Common stock          Additional
                                      -------------------------     paid-in     Accumulated
                                        Shares         Amount       capital       deficit        Total
                                      -----------   -----------   -----------   -----------    -----------
Balances at August 1, 1995             10,252,337   $   103,000   $ 7,831,000   $(5,927,000)   $ 2,007,000

  Net loss                                   --            --            --        (246,000)      (246,000)
                                      -----------   -----------   -----------   -----------    -----------

Balances at July 31, 1996              10,252,337       103,000     7,831,000    (6,173,000)     1,761,000

  Settlement of note payable
   (notes D and G)                         63,000         1,000        41,000          --           42,000

  Shares issued for services
    related to an offering (note G)        39,000          --            --            --             --

Net earnings                                 --            --            --          92,000         92,000
                                      -----------   -----------   -----------   -----------    -----------

Balances at July 31, 1997              10,354,337   $   104,000   $ 7,872,000   $(6,081,000)   $ 1,895,000
                                      ===========   ===========   ===========   ===========    ===========

The accompanying notes are an integral part of these statements.

                             MAGNUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              YEARS ENDED JULY 31,

                                                                  1997             1996
                                                              -----------      -----------
Cash flows from operating activities:
   Net earnings (loss)                                        $    92,000      $  (246,000)
   Adjustments to reconcile net earnings (loss) to
     net cash from operating activities:
       Depreciation and amortization                              305,000          253,000
       Other                                                          -             18,000
       Deferred income taxes                                      (12,000)         (16,000)
       Changes in operating assets and liabilities:
         Accounts receivable                                     (954,000)         (45,000)
         Inventories                                             (546,000)         187,000
         Prepaid expenses and other                                38,000          (45,000)
         Accounts payable                                         625,000         (250,000)
         Accrued liabilities                                      (79,000)          69,000
                                                              -----------      -----------
                Net cash used in operating activities            (531,000)         (75,000)

Cash flows from investing activities:
   Purchase of property, plant and equipment                     (516,000)         (87,000)
   Proceeds from sale of property, plant and equipment                -             61,000
   Other assets                                                    (6,000)             -
                                                              -----------      -----------
                Net cash used in investing activities            (522,000)         (26,000)

Cash flows from financing activities:
   Cash overdraft                                                 (68,000)         216,000
   Borrowings on revolving note payable to bank                 9,612,000          304,000
   Payments on revolving note payable to bank                  (8,539,000)        (187,000)
   Proceeds from issuance of long-term obligations                319,000              -
   Payments on long-term obligations                             (276,000)        (289,000)
                                                              -----------      -----------
                Net cash provided by financing activities       1,048,000           44,000
                                                              -----------      -----------

Net decrease in cash                                               (5,000)         (57,000)

Cash at beginning of year                                          12,000           69,000
                                                              -----------      -----------
Cash at end of year                                           $     7,000      $    12,000
                                                              ===========      ===========

                             MAGNUM RESOURCES, INC.

                              YEARS ENDED JULY 31,

                                                                                     1997                  1996
                                                                                    ------                -----
Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                                      $ 161,000              $ 28,000

Supplemental schedule of noncash investing and financing activities:
     Capital lease obligations incurred for machinery
        and equipment                                                              271,000                     -
     Note payable settled through the issuance of common stock and
        options to purchase common stock                                            42,000                     -
     Notes payable issued in satisfaction of accounts payable                            -               148,000

The accompanying notes are an integral part of these statements.


                             MAGNUM RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JULY 31, 1997 AND 1996

NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Magnum Resources, Inc. ("MRI"), through its subsidiaries in Thief River Falls, Minnesota, and Wahpeton, North Dakota (collectively, the "Company"), manufacture skid-steer loaders for commercial and agricultural use. The Company's products are sold predominately throughout the United States utilizing an independent dealer network and in-house sales people. During 1997, the Company, through its subsidiary, Magnum Business Systems, Inc., also began marketing a variety of business automation products, such as hand-held scanners and barcode readers, manufactured by others.

   A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

   Principles of Consolidation

   The consolidated financial statements include the accounts of MRI and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Accounts Receivable

   The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of customers. The Company maintains allowances for potential credit losses, which have been sufficient for losses recognized due to uncollected accounts.

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

   Cash Overdraft

   The Company, at times, issues checks prior to funding the bank account the checks are drawn on. The Company funds the cash overdraft through additional borrowings on the revolving note payable to bank (note C). Cash overdrafts are classified with accounts payable on the balance sheet at July 31, 1997 and 1996.

   Product Warranties

   The Company provides for estimated warranty costs at the time of sale.

   Revenue Recognition

   The Company recognizes revenue at the time the goods are shipped to its customers.

   Net Earnings (Loss) Per Common Share

   Net earnings (loss) per common share is calculated by dividing net earnings
   (loss) by the weighted average common shares outstanding and common share equivalents, when dilutive.

   Stock-Based Compensation

   The Company utilizes the intrinsic value method of accounting for its employee stock-based compensation.

   Use of Estimates

   Preparation of the Company's financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

   Reclassifications

   Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

   New Accounting Standards

   The Financial Accounting Standards Board (FASB) issued Statement No. 128, EARNINGS PER SHARE, which is effective for periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The effect of adopting this new standard would not affect the reported net earnings (loss) per common share.

   The FASB also issued Statement No. 130, REPORTING COMPREHENSIVE INCOME, and Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which are effective for fiscal years beginning after December 15, 1997. Statement No. 130 will require a company to display an amount representing total comprehensive income, as defined by the statement, as part of a company's basic financial statements. Statement No. 131 will require a company to disclose financial and other information about its business segments. The adoption of these statements should not affect the Company's consolidated financial statements.

NOTE B  -  INVENTORIES

   Inventories consist of the following:

                                                                 1997                  1996
                                                              ----------            ----------
     Service parts and raw and work-in-process materials      $1,077,000             $ 866,000
     Work-in-process labor and overhead                          170,000               152,000
     Finished goods                                              598,000               281,000
                                                              ----------            ----------
                                                              $1,845,000            $1,299,000
                                                              ==========            ==========

NOTE C  -  REVOLVING NOTE PAYABLE TO BANK

   Revolving note payable to bank consists of borrowings under a revolving note arrangement which is due on demand. The total funds available under this note are the lesser of $1,200,000 or a defined borrowing base of 80% of eligible receivables and 60% of finished goods inventory. Interest is payable monthly at 6.5% over the bank's prime rate (effective rates of 15.0% and 14.8% at July 31, 1997 and 1996), subject to a minimum interest charge of $37,500 per year.

   The revolving note is collateralized by a significant portion of all assets of the Company and contains certain restrictive covenants, including minimum net worth levels among other items. At July 31, 1997, the Company was not in compliance with a covenant. On October 21, 1997, the Company received a waiver for this covenant.

   Management believes that the Company will be able to maintain the above revolving note arrangement, or one with substantially similar terms.

NOTE D  -  LONG-TERM OBLIGATIONS

   Long-term obligations consist of the following:

                                                                                        1997               1996
                                                                                       ------             -----
     Note payable to finance company, due in monthly installments through
       March 2002, including interest at 12.5%, collateralized by equipment          $275,000           $      -

     Capital lease obligations for equipment - due various dates through May
       2002, payable in monthly installments including imputed interest
       ranging from 12.5% to 16%                                                      274,000             56,000

     Uncollateralized non-interest bearing obligations to vendors - due in
       various monthly installments                                                     5,000             69,000

     Uncollateralized 8% notes payable to corporate legal counsel - settled in 1997 with cash, common stock and options to purchase common stock
       (note G)                                                                             -            129,000

     Other                                                                             24,000             52,000
                                                                                     --------           --------
                                                                                      578,000            306,000
     Less current maturities                                                          144,000            243,000
                                                                                     --------           --------
                                                                                     $434,000           $ 63,000
                                                                                     ========           ========

   Annual maturities of long-term obligations are as follows:

                               1998                    $144,000
                               1999                     118,000
                               2000                     114,000
                               2001                     115,000
                               2002                      87,000
                                                        -------
                                                       $578,000
                                                       ========

   Management believes the fair value of long-term obligations approximates the carrying value based upon rates currently available for debt with similar terms.

   Machinery and equipment includes the following amounts under capitalized leases:

                                                   1997                  1996
                                                  ------                -----

     Cost                                       $379,000              $108,000
     Accumulated amortization                    (97,000)              (54,000)
                                                --------              --------

                                                $282,000              $ 54,000
                                                ========              ========


NOTE E  -  INCOME TAXES

   Income tax benefit (expense) consists of the following:

                                                  1997                  1996
                                                 ------                -----

     Current                                    $     -              $ (1,000)
     Deferred                                    12,000                16,000
                                                 ------                ------

                                                $12,000               $15,000
                                                 ======                ======

   The effective income tax rates are less than the Federal statutory income tax rate due primarily to net operating losses incurred for which no benefit has been provided in 1996 and to the subsequent utilization of the net operating loss carryforwards in 1997.

   The tax effects of cumulative temporary differences are as follows:

                                                     1997          1996
                                                  ---------      ---------
      Deferred tax assets
        Inventory reserves and capitalization     $ 105,000      $ 116,000
        Accrued warranty                             28,000         28,000
        Other                                        24,000         16,000
        Net operating loss carryforwards            406,000        464,000
                                                  ---------      ---------
                                                    563,000        624,000
        Valuation allowance                        (382,000)      (432,000)
                                                  ---------      ---------

      Net deferred tax asset                        181,000        192,000

      Deferred tax liabilities
        Depreciation                               (265,000)      (288,000)
                                                  ---------      ---------

      Net deferred tax liability                  $ (84,000)     $ (96,000)
                                                  =========      =========

   Management believes it is more likely than not that the net deferred tax asset will be realized.

   At July 31, 1997, the Company has net operating loss carryforwards, which expire beginning in 2008. Due to changes in the Company's stock ownership, utilization of the Company's have been restricted to approximately $1,000,000.

NOTE F  -  COMMITMENTS AND CONTINGENCIES

   Operating Leases

   The Company leases equipment and office space under operating leases expiring on various dates through July 2001. In addition to rent, the Company is generally required to pay insurance, taxes and other operating and maintenance costs. Rent expense totaled $58,000 and $63,000 in 1997 and 1996. Future minimum rental commitments under these operating leases are as follows:

                1998                                    $40,000
                1999                                     38,000
                2000                                     39,000
                2001                                      1,000

   Litigation

   During 1997, the Company was named as a defendant in a lawsuit brought by the estate of a user of a skid steer manufactured by a former subsidiary of MRI. Subsequent to July 31, 1997, this case was settled. The Company's portion of the settlement was approximately $84,000, which was expensed during 1997.

   MRI was named in a workers' compensation claim by a director of the Company. MRI settled the case in 1996 with its portion of the settlement totaling approximately $62,000.

   The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not be material to the consolidated financial statements.

   Dealer Financing

   The Company has an agreement with a financing company (the "Creditor"), whereby the Creditor extends credit to the Company's dealers to finance goods sold to the dealers (floor plan financing). The agreement requires the Company to repurchase goods and pay the Creditor for the unpaid balance due them from the dealer, along with repossession costs, in the event of default by the dealer. The Company has not incurred any material costs associated with this agreement. As of July 31, 1997, the Creditor had balances due from dealers totaling approximately $501,000.

NOTE G  -  STOCKHOLDERS' EQUITY

Common Stock Issuances

   During 1997, the Company settled a note payable to its corporate legal counsel through the issuance of common stock and an option to purchase common stock. The excess of the note payable balance over the fair value of the issued common stock and options to purchase common stock has been recorded as additional paid-in capital.

   During 1997, the Company issued 39,000 shares of common stock to its corporate counsel in exchange for services to be performed relating to a future financing transaction. The shares are forfeitable back to the Company if certain future events do not occur prior to July 31, 1998. The Company has recorded the issuance of the common stock in its consolidated financial statements with the value of the services received being recorded as a reduction of additional paid-in capital pending completion of the financing transaction.

Stock Options

   The Company issued an option in August 1995 to an executive for the purchase of 20,000 shares of common stock. The option was fully vested on the date of grant and contained an exercise price of $.25 per share, which was the market value on the date of grant. This option expired in early 1997 when the executive ceased employment with the Company. The pro forma effect of applying the fair value based method to this option would not have a material affect on the reported net earnings (loss) and would not change the net earnings (loss) per share for 1997 and 1996. The fair value of this option was computed by applying the following assumptions to the Black Scholes options pricing model: no dividends; risk-free interest rate of 6%; volatility of 50%; and an average term of 5 years.

   In conjunction with the issuance of Company common stock for the extinguishment of a note payable during 1997 (see note D and above), the Company granted an option for the purchase of 63,000 shares of the Company's common stock. The option has an exercise price of $.32, is fully vested on the date of grant, and expires on July 31, 1998. The effect of applying the fair value based method to this option did not have an impact on the Company's 1997 net earning and net earning per share. The fair value of this option has been included in additional paid-in capital. The fair value of this option was computed by applying the following assumptions to the Black Scholes options pricing model: no dividends; risk-free interest rate of 5.5%; volatility of 50%; and an average term of 1 year.

NOTE H  -  EXPORT SALES

   The Company had export sales totaling $658,000 in 1997 and $236,000 in 1996 to customers located in the following geographic areas:

                                                        1997        1996
                                                      --------    --------

     Canada                                           $283,000    $106,000
     Caribbean                                         224,000          -
     Other (primarily Europe and South America)        151,000     130,000
                                                      --------    --------

                                                      $658,000    $236,000
                                                      ========    ========

   All export sales are denominated in U.S. currency.

NOTE I  -  EMPLOYEE BENEFIT PLAN

   The Company adopted a 401(k) employee savings and profit sharing plan effective January 1, 1997. The plan covers employees who have completed six months of service, as defined in he plan, and who have attained the age of
   20. The plan provides for employee salary deferrals and discretionary Company matching and profit sharing contributions. During 1997, the Company matched 100% of employee salary deferrals, up to 3% of the employees' salaries. Total Company contributions for the year ended July 31, 1997 were $32,000.

NOTE J  -  1996 YEAR-END ADJUSTMENTS

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