Form 10QSB
period 1997-10-31
MAGNUM RESOURCES INC /DE/
filed 1998-01-08
CIK 915637

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended October 31, 1997

                         Commission File Number: 0-22990

                    ----------------------------------------

                             MAGNUM RESOURCES, INC.

             (Exact name of registrant as specified in its charter)

                 DELAWARE                        87-0368628
        (State of incorporation)    (I.R.S. Employer Identification No.)

                       1750 Yankee Doodle Road, Suite 202
                                 Eagan, MN 55121
                                 (612) 405 9247

     (Address, including zip code, and telephone number including area code, of Issuer's executive offices)

                    ----------------------------------------

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

Yes __X__   No___

                         PART I - FINANCIAL INFORMATION

ITEM 1. - Financial Statements

                             MAGNUM RESOURCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                             October 31,      July 31,
Assets                                          1997            1997
------                                      -----------     -----------

Current assets:
 Cash                                       $     2,000     $     7,000
 Accounts receivable, net                     1,835,000       1,455,000
 Inventories                                  1,962,000       1,845,000
 Prepaid expenses                                84,000          66,000
                                            -----------     -----------
         Total current assets                 3,883,000       3,373,000

Property, plant & equipment, net              2,268,000       2,009,000
Other assets                                     97,000          41,000
                                            -----------     -----------
         Total assets                       $ 6,248,000     $ 5,423,000
                                            ===========     ===========

Liabilities & Stockholders' Equity
Current liabilities:
 Current maturities of
         long-term obligations              $   150,000     $   144,000
Accounts payable                              1,444,000       1,187,000
 Revolving note payable to bank               1,451,000       1,190,000
 Accrued liabilities                            481,000         489,000
                                            -----------     -----------
         Total current liabilities            3,526,000       3,010,000

Long-term obligations, less current
 maturities                                     707,000         434,000
Deferred income taxes                            81,000          84,000
                                            -----------     -----------

         Total liabilities                    4,314,000       3,528,000

Stockholders' Equity:
 Preferred stock, par value $.01 per
  share; 5,000,000 shares authorized,
  no shares issued or outstanding                   -0-             -0-

Common stock, par value $.01 per
 share, 50,000,000 shares authorized;
 10,354,337 shares issued and
 outstanding at October 31, 1997
 and at July 31, 1997                           104,000         104,000

Additional paid in capital                    7,872,000       7,872,000

Accumulated deficit                          (6,042,000)     (6,081,000)
                                            -----------     -----------

         Total stockholders' equity           1,934,000       1,895,000
                                            -----------     -----------

Total Liabilities & Stockholders' Equity    $ 6,248,000     $ 5,423,000
                                            ===========     ===========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                             MAGNUM RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                     Three Months Ended
                                        October 31,
                                   1997             1996
                              ------------     ------------

Net sales                     $  3,744,000     $  2,247,000
Cost of goods sold               3,046,000        1,714,000
                              ------------     ------------

       Gross profit                698,000          533,000

Operating expenses:
 Selling, general
  and administration               518,000          431,000
 Research, development
  and engineering                   51,000           42,000
                              ------------     ------------

Operating  profit                  129,000           60,000


Other income (expense):

Interest expense, net              (96,000)         (20,000)
Other                                3,000            4,000
                              ------------     ------------

Income  before
 income taxes                       36,000           44,000

Income tax benefit                   3,000            3,000
                              ------------     ------------

Net Income                    $     39,000     $     47,000
                              ============     ============

Net income per share          $       0.00     $       0.00
                              ============     ============

Weighted average number of
 common shares outstanding      10,354,337       10,252,337
                              ============     ============

      See Accompanying Notes to Condensed Consolidated Financial Statements

                             MAGNUM RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                            October 31,
                                                        1997          1996
                                                     ---------     ---------

Cash flows from operating activities:
 Net income                                          $  39,000     $  47,000
 Adjustments to reconcile net income
  to net cash from operations:
 Depreciation & amortization                            87,000        59,000
Deferred income taxes                                   (3,000)       (3,000)
 Changes in operating assets and liabilities:
   Accounts receivable                                (380,000)     (407,000)
   Inventories                                        (117,000)      (79,000)
   Prepaid expenses                                    (18,000)        6,000
   Accounts payable                                    257,000       281,000
   Accrued liabilities                                  (8,000)       (6,000)
                                                     ---------     ---------
Net cash used in operating activities                 (143,000)     (102,000)

Cash flows from investing activities:
 Purchase of property, plant & equipment              (346,000)     (192,000)
Other assets                                           (56,000)            0
                                                     ---------     ---------
Net cash used in investing activities                 (402,000)     (192,000)

Cash flows from financing activities:
 Proceeds from long-term financing                     311,000        16,000
 Proceeds from revolving note payable
   to bank, net of repayments                          261,000       360,000
Payments on long-term obligations                      (32,000)      (88,000)
                                                     ---------     ---------
Net cash provided by investing activities              540,000       288,000
                                                     ---------     ---------

Net decrease in cash                                    (5,000)       (6,000)

         Cash at beginning of period                     7,000        12,000
                                                     ---------     ---------
         Cash at end of period                       $   2,000     $   6,000
                                                     =========     =========

Supplemental disclosure of cash flow information:

 Cash paid during the period for interest            $  73,000     $  15,000
                                                     =========     =========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                             MAGNUM RESOURCES, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (UNAUDITED)

NOTE A:  BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Magnum Resources, Inc. (`the Company') and its wholly-owned subsidiaries. These statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended July 31, 1997. The following information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim period results. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

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

                             MAGNUM RESOURCES, INC.

PART II - OTHER INFORMATION


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER MATTERS

During the quarter ended October 31, 1997, the Company utilized its line of credit extensively to finance its growth. The line of credit bears interest at Norwest Bank's prime rate + 6 1/2%. In addition to the interest cost with the line of credit, many of the Company's dealers purchased equipment utilizing company supported finance options (floorplans). The combined interest cost associated with the borrowings under the line of credit and the dealer participation in the floorplan financing, caused interest expense to increase from $20,000 in the first quarter of 1996 to $96,000 in the first quarter of 1997. The Company expects interest expense to remain high in periods of revenue growth.

In November 1997, the Company established a series of credit facilities for each of its principal operating subsidiaries. Each line of credit is separately maintained and is subject to separate security agreements covering most of the assets of each corporation. The aggregate amount available under these lines is $1,800,000.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits

                  6.1 Revolving Credit facility for Magnum Resources and subsidiaries dated November 25, 1997.

                  27.2 Financial Data Schedule

         (B)      Reports on Form 8-K

                  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MAGNUM RESOURCES, INC.
                                         (Registrant)


Date: January 6, 1998                BY:   /s/ John F. Luoma
                                         ----------------------
                                          John F. Luoma
                                          Chief Executive Officer


                                          BY:   /s/ David M. Eichers
                                              ----------------------
                                          David M. Eichers
                                          Secretary and Chief Accounting Officer