Form 10QSB
period 1998-01-31
MAGNUM RESOURCES INC /DE/
filed 1998-09-17
CIK 915637

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 1998

                         Commission File Number: 0-22990

                          -----------------------------

                             MAGNUM RESOURCES, INC.

             (Exact name of registrant as specified in its charter)

                    DELAWARE                          87-0368628
           (State of incorporation)     (I.R.S. Employer Identification No.)

                       1750 Yankee Doodle Road, Suite 202
                                 Eagan, MN 55121
                                 (612) 405-9247

               (Address and telephone number, including area code,
                         of Issuer's executive offices)

                          -----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 4, 1998 - 10,354,337

Transitional Small Business Disclosure Format (Alternative 2):

Yes __X__  No ____

Part I - Financial Information
Item 1. - Financial Statements

                             MAGNUM RESOURCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             January 31,      July 31,
                  ASSETS                                        1998            1997
                                                            -----------     -----------
CURRENT ASSETS
   Cash                                                     $    29,000     $     7,000
   Accounts receivable, net                                   2,062,000       1,455,000
   Inventories                                                2,101,000       1,845,000
   Prepaid expenses and other                                    96,000          66,000
                                                            -----------     -----------

                Total current assets                          4,492,000       3,373,000

PROPERTY, PLANT AND EQUIPMENT, net                            2,263,000       2,009,000

OTHER ASSETS                                                     43,000          41,000
                                                            -----------     -----------

                                                            $ 6,798,000     $ 5,423,000
                                                            ===========     ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Revolving note payable to bank                           $ 1,563,000     $ 1,190,000
   Current maturities of long-term obligations                  245,000         144,000
   Accounts payable                                           1,857,000       1,187,000
   Accrued liabilities                                          496,000         489,000
                                                            -----------     -----------

                Total current liabilities                     4,161,000       3,010,000

LONG-TERM OBLIGATIONS, less current maturities                  568,000         434,000

DEFERRED INCOME TAXES                                            78,000          84,000

COMMITMENTS AND CONTINGENCIES                                        --              --

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; 5,000,000
      shares authorized; no shares issued or outstanding             --              --
   Common stock, par value $.01 per share; 50,000,000
      shares authorized; shares issued and outstanding,
      10,354,337 in 1998 and 1997                               104,000         104,000
   Additional paid-in capital                                 7,872,000       7,872,000
   Accumulated deficit                                       (5,946,000)     (6,081,000)
                                                            -----------     -----------
                                                              2,030,000       1,895,000
                                                            -----------     -----------

                                                            $ 6,798,000     $ 5,423,000
                                                            ===========     ===========


The accompanying notes are an integral part of these statements.

                             MAGNUM RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three months ended                 Six months ended
                                                            January 31,                       January 31,
                                                  -----------------------------     -----------------------------
                                                      1998             1997             1998             1997
                                                  ------------     ------------     ------------     ------------
Net sales                                         $  4,292,000     $  2,402,000     $  8,036,000     $  4,649,000
Cost of goods sold                                   3,470,000        1,849,000        6,516,000        3,563,000
                                                  ------------     ------------     ------------     ------------

         Gross profit                                  822,000          553,000        1,520,000        1,086,000

Operating expenses
   Selling, general and administrative                 617,000          554,000       1,1135,000          985,000
   Research, development and engineering                45,000           55,000           96,000           97,000
                                                  ------------     ------------     ------------     ------------
                                                       662,000          609,000        1,231,000        1,082,000
                                                  ------------     ------------     ------------     ------------


         Operating income (loss)                       160,000          (56,000)         289,000            4,000

Other income (expense)
   Interest expense                                   (105,000)         (38,000)        (201,000)         (59,000)
   Other                                                (1,000)           3,000            2,000            8,000
                                                  ------------     ------------     ------------     ------------
                                                      (106,000)         (35,000)        (199,000)         (51,000)
                                                  ------------     ------------     ------------     ------------

         Earnings (loss) before income taxes            54,000          (91,000)          90,000          (47,000)

Income tax benefit                                       3,000            3,000            6,000            6,000
                                                  ------------     ------------     ------------     ------------

         NET EARNINGS (LOSS)                      $     57,000     $    (88,000)    $     96,000     $    (41,000)
                                                  ============     ============     ============     ============


Basic and diluted net earnings (loss) per
   common share                                   $        .01     $       (.01)    $        .01     $        .00
                                                  ============     ============     ============     ============

Basic and diluted weighted average common
   shares outstanding                               10,354,337       10,252,337       10,354,337       10,252,337
                                                  ============     ============     ============     ============


The accompanying notes are an integral part of these statements.

                             MAGNUM RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Six months ended January 31,
                                                                     ----------------------------
                                                                          1998          1997
                                                                       ---------     ---------
Cash flows from operating activities:
   Net earnings (loss)                                                 $  96,000     $ (41,000)
   Adjustments to reconcile net earnings (loss) to
     net cash from operating activities:
       Depreciation and amortization                                     182,000       128,000
       Deferred income taxes                                              (6,000)       (6,000)
       Changes in operating assets and liabilities:
         Accounts receivable                                            (850,000)     (433,000)
         Inventories                                                    (256,000)     (245,000)
         Prepaid expenses and other                                      (30,000)       34,000
         Accounts payable                                                774,000       604,000
         Accrued liabilities                                               7,000        21,000
                                                                       ---------     ---------

                Net cash provided by (used in) operating activities      (83,000)       62,000

Cash flows from investing activities:
   Purchase of property, plant and equipment                            (326,000)     (376,000)
   Other assets                                                           (2,000)        1,000
                                                                       ---------     ---------

                Net cash used in investing activities                   (328,000)     (375,000)

Cash flows from financing activities:
   Cash overdraft                                                        (65,000)     (127,000)
   Net borrowings on revolving note payable to bank                      373,000       550,000
   Proceeds from issuance of long-term obligations                       237,000            --
   Payments on long-term obligations                                    (112,000)     (116,000)
                                                                       ---------     ---------
                Net cash provided by financing activities                433,000       307,000
                                                                       ---------     ---------

Net increase (decrease) in cash                                           22,000        (6,000)

Cash at beginning of period                                                7,000        12,000
                                                                       ---------     ---------

Cash at end of period                                                  $  29,000     $   6,000
                                                                       =========     =========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                          $ 188,000     $  41,000

Supplemental schedule of noncash investing and
  financing activities:
     Capital lease obligations incurred for machinery
        and equipment                                                  $ 110,000     $      --



The accompanying notes are an integral part of these statements.

                             MAGNUM RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

   The unaudited condensed consolidated financial statements include the accounts of Magnum Resources, Inc. and its wholly-owned subsidiaries (`Company'). These statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended July 31, 1997. The following information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim period results. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

   Use of Estimates

   Preparation of the Company's financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.


NOTE B - NET EARNINGS (LOSS) PER SHARE

   On January 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share." The effect of adopting SFAS No. 128 did not change the previously reported net earnings (loss) per common share and weighted average common shares outstanding.

   The Company's basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. An option to purchase 63,000 shares of common stock at $.32 per share was outstanding during the three and six months ended January 31, 1998 but was excluded from the computation of common share equivalents because it was anti-dilutive.

                             MAGNUM RESOURCES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                    CONTINUED

                                   (UNAUDITED)


NOTE C - NEW ACCOUNTING PRONOUNCEMENT

   The Financial Accounting Standards Board has issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. SFAS 131 requires a company to disclose financial and other information, as defined by the statement, about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information. The Company has not yet determined what impact this statement will have on the Company's consolidated financial statements.


NOTE D - REVOLVING NOTE PAYABLE TO BANK

   In November 1997, the Company renegotiated its revolving note payable credit agreement. The new revolving credit agreements are due on demand, bear interest at 4.5% over the bank's prime rate and are collateralized by substantially all the Company's assets. Total availability under the new agreements is the lesser of $1,800,000 or a defined borrowing base of eligible receivables and inventory.


NOTE E - RECLASSIFICATIONS

   Certain fiscal 1997 amounts have been reclassified to conform with the fiscal 1998 presentation.

                             MAGNUM RESOURCES, INC.


PART II - OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. - OTHER MATTERS

During the quarter ended January 31, 1998, the Company utilized its line of credit and other financing instruments primarily to finance inventory and accounts receivable. The line of credit bears interest at Norwest Bank's prime rate plus 4.5%. In addition to the interest cost on the Company's funded debt, many of the Company's dealers purchased equipment utilizing Company supported finance options (floorplans). The combined interest cost associated with the funded debt and the dealer participation in the floorplan financing, caused interest expense to increase from $38,000 in the second quarter of 1997 to $105,000 in the second quarter of 1998. The Company expects interest expense to remain high in periods of revenue growth.

In March 1998, Mr. Dave Eichers ceased serving as secretary and chief financial officer of the Company. Mr. Eichers' corporate responsibilities have been transferred to Mr. John Luoma, chief executive officer of the Company.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (A)   Exhibits

               27.1 Financial Data Schedule

         (B)   Reports on Form 8-K

               None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MAGNUM RESOURCES, INC.
                                         (Registrant)

Date: April 15, 1998                BY:    /s/ John F. Luoma
                                         -----------------------
                                         John F. Luoma
                                         Chief Executive and Accounting Officer