Form 10QSB
period 1998-04-30
MAGNUM RESOURCES INC /DE/
filed 1998-09-23
CIK 915637

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended April 30, 1998


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

Yes   X      No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 6, 1998 - 10,354,337


Transitional Small Business Disclosure Format (Alternative 2):

Yes   X      No

                             MAGNUM RESOURCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                   April 30,      July 31,
                  ASSETS                                              1998          1997
                                                                 -------------   -----------
CURRENT ASSETS
   Cash                                                            $    65,964    $     7,000
   Accounts receivable, net                                          3,343,593      1,455,000
   Inventories                                                       2,192,593      1,845,000
   Prepaid expenses and other                                           93,516         66,000
                                                                   -----------    -----------

                Total current assets                                 5,695,666      3,373,000

PROPERTY, PLANT AND EQUIPMENT, net                                   2,269,666      2,009,000

OTHER ASSETS                                                           147,712         41,000
                                                                   -----------    -----------

                                                                   $ 8,113,259    $ 5,423,000
                                                                   ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Revolving note payable to bank                                  $ 2,490,759    $ 1,190,000
   Current maturities of long-term obligations                            --          144,000
   Accounts payable                                                  2,215,813      1,187,000
   Accrued liabilities                                                 564,291        489,000
                                                                   -----------    -----------

                Total current liabilities                            5,270,863      3,010,000

LONG-TERM OBLIGATIONS, less current maturities                         947,433        434,000

DEFERRED INCOME TAXES                                                   75,000         84,000

COMMITMENTS AND CONTINGENCIES                                             --             --

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; 5,000,000
      shares authorized; no shares issued or outstanding                  --             --
   Common stock, par value $.01 per share; 50,000,000
      shares authorized; shares issued and outstanding,
      10,354,337 in 1998 and 1997                                      104,000        104,000
   Additional paid-in capital                                        7,872,000      7,872,000
   Accumulated deficit                                              (6,080,912)    (6,081,000)
                                                                   -----------    -----------
                                                                     1,819,963      1,895,000
                                                                   -----------    -----------

                                                                   $ 8,113,259    $ 5,423,000
                                                                   ===========    ===========

The accompanying notes are an integral part of these statements

                             MAGNUM RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                 Three months ended              Nine months ended
                                                                     April 30,                      April 30,
                                                         ----------------------------        ----------------------
                                                              1998             1997           1998             1997
                                                             ------           ------         ------           -----

Net sales                                                $  4,637,880    $  3,183,914    $ 12,673,880    $  7,832,959
Cost of goods sold                                          3,396,262        2476,224       9,912,262       6,038,845
                                                         ------------    ------------    ------------    ------------

         Gross profit                                       1,241,618         707,690       2,761,618       1,794,114

Operating expenses
   Selling, general and administrative                      1,245,391         514,311       2,380,391       1,498,906
   Research, development and engineering                       45,683          57,981         141,683         154,934
                                                         ------------    ------------    ------------    ------------
                                                            1,291,074         572,292       2,522,074       1,653,840
                                                         ------------    ------------    ------------    ------------

         Operating income (loss)                              (49,456)        135,398         239,575         140,274


Other income (expense)
   Interest expense                                          (114,575)        (53,580)       (313,575)       (112,099)
   Other                                                         --             7,750            --            15,250
                                                         ------------    ------------    ------------    ------------
                                                             (114,575)        (45,830)       (313,575)        (97,849)
                                                         ------------    ------------    ------------    ------------

         Earnings (loss) before income taxes                 (164,031)         89,568         (74,031)         43,425

Income tax benefit                                              3,000           3,000           9,000           9,000
                                                         ------------    ------------    ------------    ------------

         NET EARNINGS (LOSS)                             $   (161,031)   $     92,568    $    (65,031)   $     52,425
                                                         ============    ============    ============    ============


Basic and diluted net earnings (loss) per common
   share                                                 $        .01    $       0.01    $        .00          $..011
                                                         ============    ============    ============    ============

Basic and diluted weighted average common shares
   outstanding                                             10,354,337      10,252,337      10,354,337      10,252,337
                                                         ============    ============    ============    ============




The accompanying notes are an integral part of these statements.

                             MAGNUM RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       Nine months ended April 30,
                                                                       ---------------------------
                                                                            1998          1997
                                                                            ----          ----
Cash flows from operating activities:
   Net earnings (loss)                                                 $   (74,031)   $    52,425
   Adjustments to reconcile net earnings (loss) to
     net cash from operating activities
       Depreciation and amortization                                       282,844        210,002
       Deferred income taxes                                                (9,000)        (9,000)
       Changes in operating assets and liabilities:
         Accounts receivable                                            (1,888,593)      (690,218)
         Inventories                                                      (347,593)      (553,750)
         Prepaid expenses and other                                        (27,516)        54,218
         Accounts payable                                                1,028,813        788,197
         Accrued liabilities                                                75,291        (20,941)
                                                                       -----------    -----------

                Net cash provided by (used in) operating activities       (960,791)      (169,067)

Cash flows from investing activities:
   Purchase of property, plant and equipment                              (543,725)      (685,820)
   Other assets                                                           (106,712)         2,158
                                                                       -----------    -----------

                Net cash used in investing activities                     (650,437)      (685,662)

Cash flows from financing activities:
   Cash overdraft                                                             --          (52,586)
   Net borrowings on revolving note payable to bank                      1,300,759        694,395
   Proceeds from issuance of long-term obligations                            --
   Payments on long-term obligations                                       369,433       (185,052)
                                                                       -----------    -----------
                Net cash provided by financing activities                1,670,192        848,747
                                                                       -----------    -----------

Net increase (decrease) in cash                                             58,964         (5,982)

Cash at beginning of period                                                  7,000         12,011
                                                                       -----------    -----------

Cash at end of period                                                  $    65,964    $     6,029
                                                                       ===========    ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                          $   313,575    $    89,885

Supplemental schedule of noncash investing and financing activities:
     Capital lease obligations incurred for machinery
        and equipment                                                  $   159,331    $      --


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

   In March 1998, The Company received notice of late reporting on its revolving note payable credit agreement. The notice informed the Company that in the event the Company failed to forward the reports in a timely manner as required by the revolving credit agreement, the lender would be forced to impose its default rate of interest which is approximately 3.5% above the Company's current interest rate.

NOTE E  -  RECLASSIFICATIONS

   Certain fiscal 1997 amounts have been reclassified to conform with the fiscal 1998 presentation.

                             MAGNUM RESOURCES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                    CONTINUED

                                   (UNAUDITED)
                             MAGNUM RESOURCES, INC.


PART II  -  OTHER INFORMATION

ITEM 4.  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5  -  OTHER MATTERS

During the quarter ended April 30, 1998, the Company utilized its line of credit and other financing instruments primarily to finance inventory and accounts receivable. The line of credit bears interest at Norwest Bank's prime rate plus 4.5%. In addition to the interest cost on the Company's funded debt, many of the Company's dealers purchased equipment utilizing Company supported finance options (floorplans). The combined interest cost associated with the funded debt and the dealer participation in the floorplan financing, caused interest expense to increase from $53,580 in the third quarter of 1997 to $114,575 in the third quarter of 1998. The Company expects interest expense to remain high in periods of revenue growth.

In March 1998, Mr. Dave Eichers ceased serving as secretary and chief financial officer of the Company. Mr. Eichers' corporate responsibilities have been transferred to Mr. John Luoma, chief executive officer of the Company.

ITEM 6.  -  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits

                  27.1 Financial Data Schedule

         (B)      Reports on Form 8-K

                  None

                             MAGNUM RESOURCES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   CONTINUED

                                   (UNAUDITED)
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MAGNUM RESOURCES, INC.
                                         (Registrant)

Date:  September 19, 1998           BY:   /s/ John F. Luoma
                                          ---------------------
                                          John F. Luoma
                                          Chief Executive and Accounting Officer