Form 10KSB40
period 1998-07-31
MAGNUM RESOURCES INC /DE/
filed 2000-02-22
CIK 915637

FORM 10KSB40 FOR MAGNUM RESOURCES INC /DE/ FILED ON JANUARY 5, 2000



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

                     For the Fiscal Year Ended July 31, 1998

                         Commission File Number: 0-98765


                             MAGNUM RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                        87-0368628
(State of incorporation)                    (I.R.S. Employer Identification No.)

                             1110 Pennington Ave. S.
                          Thief River Falls, MN  56701
                                 (218) 681 7130
     (Address, including zip code, and telephone number including area code, of Issuer's executive offices)

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
          None                                            None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

State issuer's revenues for its most recent fiscal year: $13,667,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: (As of January 5, 2000) approximately $ 2,222,000

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As of July 31, 1998 - 10,354,337.

Transitional Small Business Disclosure Format (Alternative 2):

Yes   _X_    No  ___


1 of 28

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


OVERVIEW AND HISTORICAL BACKGROUND

Magnum Resources, Inc. ("Magnum") and its subsidiaries Hydra-Mac International, Inc. ("Hydra-Mac") and D&E Machining, Inc. ("D&E") (collectively referred to as the "Company") design, manufacture, distribute and sell skid steer loaders and associated products. The Company acquired Power Equipment Corporation ("Power Equipment") in 1992 for the purposes of designing, manufacturing and selling rubber track crawlers. The Company ceased manufacturing the rubber track crawler in 1995 but may reintroduce it at a later date.

Magnum was incorporated in Delaware in 1981 to pursue the possible Development of natural resources in the state of Nevada. In 1991, Magnum acquired Hydra-Mac and D&E by means of a statutory merger. Since its inception in 1970, Hydra-Mac has been engaged in the business of designing, manufacturing and selling skid steer loaders. D&E, since its inception, has been engaged in the business of manufacturing gear and machine parts, principally for Hydra-Mac.


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


2 of 28

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

The results of operations for MBS through July 31, 1998 were not material to the Company's consolidated financial results. In July 1998, the Company accepted an offer to sell Magnum Business Systems,Inc., its business automation products segment to the current managers of the business for $252,000 cash. The Company's gain on the sale was $93,000. The segment income from operations of $98,000 for the year ending July 31, 1998 is recorded as discontinued operations and includes sales of $2,782,000.


3 of 28

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

The Company believes that the list prices for its products, which range from $20,000 to $40,000, are at the high end of the retail price range, but given the Company's other features, are acceptable to customers. The Company believes:
(1)its products' all gear drive and technical design features outperform other skid steer loaders, (2) its products' extra heavy steel framing provides additional durability beyond many competitors, (3) constant design improvements have enabled the Company to produce skid steer loaders which outlast others in the field, (4) engineering design changes have updated the skid steer loaders to meet customer recommendations, (5) its joystick control device makes the Company's skid steer loaders easier to use than the competition, and, (6) for users preferring control systems similar to those found on loaders made by other companies, the Company's units can be ordered with those operating controls factory installed. The Company also believes that its units fit the market between the small skid steer loaders produced by Case, Melroe Ingersall Rand and Ford New Holland, and the large size earth moving equipment manufactured By Komatsu and Caterpillar.


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


4 of 28

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


5 of 28

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


EMPLOYEES

The Company currently has 109 employees including, 71 employees at the Hydra-Mac manufacturing facility located in Thief River Falls, Minnesota, 30 employees at the D & E machining facilities located in Wahpeton, North Dakota and 8 employees at the Corporate offices located in Eagan, Minnesota. The Company attempts to maintain salary rates, which are competitive with the industry within the respective locations and believes its relationships with employees is good. No employee groups are members of a collective bargaining organization.


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


RISK FACTORS

As provided under the Private Securities Litigation Reform Act of 1995, set forth below are important factors that could cause actual results to differ from those expected by the Company and identified by the Company as forward- looking statements and projections elsewhere in this report.


6 of 28

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

2. Order Fulfillment. The Company has recently experienced a backlog of orders. The Company expects this backlog will continue during 1999. If the Company is unable to meet demand increases and customer order schedules are not met, orders may be canceled and the Company's reputation for timely delivery may be adversely affected. Factors which may affect such backlog and demand are: the economy in general, interest rates, supply availability, price changes, financing, dealer demand and customer confidence.

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


ITEM 2.  DESCRIPTION OF PROPERTY

The Company owns substantially all its office and manufacturing facilities. Hydra-Mac's principal offices and manufacturing facilities are located in an 80,000 square foot facility in Thief River Falls, Minnesota. D&E's corporate offices and manufacturing facilities are located in a 22,000 square foot facility located in Wahpeton, North Dakota. The Company also leases approximately 4,000 square feet of office space located in Eagan, Minnesota under a three year lease. Annual lease payments are approximately $34,000 and terminate in 2000. The Company believes its current facilities will be adequate for its anticipated needs.

Substantially all of the assets, such as accounts receivable, inventory, Fixed assets, and patents, are pledged as collateral to secure payment of its notes with its lender and finance institution. In the event of default on these obligations, the lenders may take possession of each premises where Hydra-mac conducts business. (See "Risk Factors")


ITEM 3.  DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES

Set forth below are the names, ages, positions and a brief summary of the business experience of the directors, officers and significant employees of the Company, Hydra-Mac, D&E, Power Equipment and Magnum Business Systems.



7 of 28

---------------------------------------------------------------------------
Name                 Age              Position

John F. Luoma        58              Chief Executive Officer, President, and
                                     Director of Magnum Resources; President,
                                     Treasurer and Director of Hydra-Mac
                                     International; President and Director of
                                     D & E; and President and Director of
                                     Power Equipment and Magnum Business
                                     Systems.  (Father of Eric Luoma)

Jerome W. Kutil      48              Director  and  Treasurer  of Magnum
                                     Resources.

H. Vern Aaseby       45              General Manager of D&E Machining.

Charles H. Kothe     65              Director  and Chairman of the Board
                                     of Magnum Resources.

John M. Warburton    47              Director of Magnum Resources.

David M. Eichers     51              Chief Financial Officer and Secretary of
                                     Magnum Resources, Secretary of Hydra-Mac
                                     International, Vice President, Secretary and Treasurer of D&E, and Vice
                                     President, Secretary and Treasurer of
                                     Power Equipment and Magnum Business
                                     Systems.

Raymond Swick        45              General Manager of Hydra-Mac
                                     International.


SELECTED RESUMES

John Luoma has served as President and Chief Executive Officer of Magnum Resources since May, 1994. Mr. Luoma became a Director of Magnum Resources in July of 1996 and President, Treasurer and Director of Hydra- Mac International in July of 1995. He also became the President and Director of Power Equipment in February 1995 and the President and Director of D & E in August of 1995. He became President and Director of MBS in July 1997. From 1986 to 1992, Mr. Luoma was co-founder and vice-president of Supercycle, Inc., which is involved in the development of curbside recycling services. His duties and responsibilities included market assessment, planning, marketing and sales development, and general administration. He is the father of Eric Luoma.

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


8 of 28

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

David M. Eichers, CPA, became the Chief Financial Officer and Secretary of Magnum Resources in January of 1997. He also became Secretary of Hydra-Mac International in January of 1997 and Vice President, Secretary and Treasurer Of Power Equipment and D&E in January of 1997. He became Vice President, Secretary, and Treasurer of MBS in July 1997. He previously served as Director of Finance of Cesco Products, a Minneapolis-based sheetmetal fabricator from 1991 to November 1996.

H. Vern Aaseby was Vice President of D&E from 1983 to 1992. He became the General Manager as well as Director and the President of D&E in 1992. He currently holds the sole title of General Manager.

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

                NAME AND                       FISCAL
           PRINCIPAL POSITION      YEAR        SALARY

    Two highest paid officers      1998      $ 118,000


ITEM 5.  SECURITY OWNERSHIP OF CERTAIN SECURITY HOLDERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth Certain information regarding the Company's equity securities owned by the Company's directors and executive officers, as of July 31, 1998:

                    NAME AND ADDRESS OF     AMOUNT AND NATURE        PERCENT
TITLE OF CLASS       BENEFICIAL OWNER      OF BENEFICIAL OWNER      OF CLASS

 Common             John F. Louma                600,000              6.0%
                    4021 Coachman Lane
                    Prior Lake, MN 55327

 Common             Jerome W. Kutil              261,250              2.5%
                    1217 West Blvd.
                    Rapid City, SD 57701

 Common             Charles H. Kothe             274,447              2.6%
                    1026 Woodridge Drive
                    Rapid City, SD 57701

 Common             John M. Warburton            261,248              2.5%
                    Route 8, Box 910
                    Rapid City, SD 57702

Common              Directors & Officers   1,465,963             14.3%
                    as a Group (6 persons)


9 of 28

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. Persons known holding or sharing the power to vote, or to direct the voting of securities described above; or persons known to the Company to be the beneficial owner of more than ten (10%) percent of any class of the Company's voting securities as of July 31, 1998: None, except persons listed in item (a), above.

NON-VOTING SECURITIES. Other persons holding non-voting securities of the Company, as of July 31, 1998: None.

OPTION, warrants and rights. Persons holding options, warrants or rights of the Company, as of July 31, 1998: None


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

REORGANIZATION OF CORPORATION STRUCTURE AND SALE OF HYDRA-MAC

During the fiscal year ended July 31, 1994, the Company purchased all of The rights of Hydra-Mac, Inc.'s former commercial banker in a loan and Related security agreements encumbering all of Hydra-Mac, Inc.'s assets. During the fiscal year ended July 31, 1995, the Company organized Hydra- Mac International, Inc. and enforced its rights under the acquired loan and security agreements on Hydra-Mac, Inc.'s assets and transferred all of its assets to the Company. The Company has subsequently leased certain of these assets to Hydra-Mac International, Inc. Effective July 31, 1995, the Company sold the outstanding shares of Hydra-Mac, Inc. to Hydra-Mac Holding Corporation, which is wholly owned by Mr. John Luoma, Hydra-Mac president and Chief Executive Officer of the Company, for a nominal amount. Prior to making the sale of all of its interest in Hydra-Mac, Inc., the Company secured a fairness opinion from a securities broker- dealer to the effect that Hydra-Mac, Inc. had little or no value to the Company.


10 of 28

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

              Fiscal Year 1998                   Fiscal Year 1997
              ----------------                   ----------------
     Quarter      High Bid  Low Bid          Quarter  High Bid   Low Bid
     -------      --------  -------          -------  --------   -------
     First         .31       .15             First      .41       .13
     Second        .21       .12             Second     .38       .13
     Third         .26       .13             Third      .50       .19
     Fourth        .13       .08             Fourth     .50       .19

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


ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 1998, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.


11 of 28

ITEM 5.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

During the fiscal years ended July 31, 1997 and 1998, the Company was not Aware of any persons who were required to file Form 3 but did not. Also, the Company has not received any Statements of Changes of Beneficial Ownership of Securities on Form 4 from any person during the fiscal years ended July 31, 1997 and 1998. Finally, the Company has not received, and is not aware of, any Annual Statements of Beneficial Ownership of Securities on Form 5 from any person.


ITEM 6.  REPORTS ON FORM 8-K.

There were no reports on Form 8-K filed during the fourth quarter of fiscal year 1998.


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


12 of 28

          President, Hydra-Mac, Inc. (1)

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

5.4 (d) Amended Voting Agreement between Douglass W. Steiger, individually and on behalf of the Steiger Family Shareholders and Magnum Resources, Inc., dated February 7, 1992. (1)

5.4  (e)  Extension and Amendment of Amended Voting Agreement between Douglass
          W. Steiger, Individually and on behalf of the Steiger Family Shareholders and Magnum Resources, Inc., dated September 1992. (1)

5.5 (f) Stock Purchase Agreement with Hydra-Mac Holding Corporation, a Minnesota corporation, to Purchase Hydra- Mac, Inc., a Delaware corporation, from Magnum Resources, Inc., a Delaware corporation, dated July 31, 1995. (2)


Item 6.  Material Contracts:

     (c) Manufacturing Contract, Service Contract and Sales and Marketing Contract between Hydra-Mac, Inc. and Power Equipment Corporation. (1)



13 of 28

     (d)  Employment Agreement between John Luoma and Magnum Resources, Inc. (1)

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

          Financial Data Schedule

     Previously filed with the Company's Registration Statement on Form 10-SB, as amended, and incorporated herein by reference pursuant to Rule 12b.32.

     (2) Previously filed on Form 8-K and incorporated by reference pursuant to Rule 12b.32.


14 of 28

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

                                      DATE: February 15, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  BY: /s/ John Luoma
                                      John Luoma, President and Chief
                                      Executive Officer

                                      DATE: February 15, 2000

                                  BY: /s/ Charles H. Kothe
                                      Charles H. Kothe, Director and
                                      Chairman of the Board

                                      DATE: February 15, 2000

                                  BY: /s/ Jerome W Kutil
                                      Jerome W. Kutil, Director and
                                      Treasurer of the Board

                                      DATE: February 15, 2000

                                  BY: /s/ John M Warburton
                                      John M. Warburton, Director

                                      DATE: February 15, 2000


15 of 28

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Magnum Resources, Inc.

     We have audited the accompanying consolidated balance sheets of Magnum Resources, Inc. (a Delaware corporation) and subsidiaries as of July 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                           /s/ Grant Thornton LLP

Minneapolis, Minnesota
October 21, 1998


16 of 28

                             MAGNUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                    JULY 31,


     ASSETS (note C)                               1998            1997
                                               -----------     -----------
CURRENT ASSETS
   Cash                                        $       -0-     $     7,000
   Accounts receivable, less allowance for
   Doubtful accounts of $64,000 in 1998 and
   $24,000 in 1997                               3,012,000       1,455,000

   Inventories                                   2,780,000       1,845,000
   Prepaid expenses and other                      100,000          66,000
                                               -----------     -----------

                Total current assets             5,892,000       3,373,000

PROPERTY, PLANT AND EQUIPMENT - AT COST

   Land                                             98,000          98,000
   Buildings and improvements                    1,356,000       1,295,000
   Machinery and equipment                       3,079,000       2,522,000
                                               -----------     -----------
                                                 4,533,000       3,915,000

   Accumulated depreciation and
   amortization (note A)                        (2,262,000)     (1,906,000)
                                               -----------     -----------
                                                 2,271,000       2,009,000

OTHER ASSETS                                        30,000          41,000
                                               -----------     -----------

                                               $ 8,193,000     $ 5,423,000
                                               ===========     ===========


17 of 28

                             MAGNUM RESOURCES, INC.

                                    JULY 31,


     LIABILITIES AND
     STOCKHOLDERS' EQUITY                           1997             1996
                                                 -----------     -----------

CURRENT LIABILITIES
   Revolving note payable to bank                $ 2,800,000     $ 1,190,000
   Current maturities of long-term
   obligations (note D)                              390,000         144,000
   Accounts payable (note A)                       1,761,000       1,187,000
   Accrued liabilities
     Compensation and related costs                  306,000         156,000
     Warranty costs (note A)                          86,000          70,000
     Real estate taxes                                95,000          37,000
     Other                                           207,000         226,000
                                                 -----------     -----------
                Total current liabilities          5,645,000       3,010,000

LONG-TERM OBLIGATIONS, less current
   maturities                                        593,000         434,000

DEFERRED INCOME TAXES                                 60,000          84,000

COMMITMENTS AND CONTINGENCIES                             --              --

STOCKHOLDERS' EQUITY

   Preferred stock, par value $.01 per share;
   5,000,000 shares authorized; no shares
   issued or outstanding                                  --              --
   Common stock, par value $.01 per share;
   50,000,000 shares authorized; shares
   issued and outstanding, 10,354,337 in
   1997; 10,252,337 in 1996                          104,000         104,000
   Additional paid-in capital                      7,872,000       7,872,000
   Accumulated deficit                            (6,081,000)     (6,081,000)
                                                 -----------     -----------
                                                   1,895,000       1,895,000
                                                 -----------     -----------

                                                 $ 8,193,000     $ 5,423,000
                                                 ===========     ===========


18 of 28

                             MAGNUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              YEARS ENDED JULY 31,

                                                                 1998             1997
                                                             ------------     ------------
Net sales (notes A and H)                                    $ 13,667,000     $ 10,939,000

Cost of goods sold                                             10,463,000        8,557,000
                                                             ------------     ------------
                Gross profit                                    3,204,000        2,382,000

Operating expenses
   Selling, general and administrative                          2,932,000        1,945,000
   Research, development and engineering                          167,000          223,000
                                                             ------------     ------------
                                                                3,099,000        2,168,000
                                                             ------------     ------------
                Operating income (loss)                           105,000          214,000

Other income (expense)
   Interest expense                                              (315,000)        (148,000)
   Other                                                           (1,000)          18,000
                                                             ------------     ------------
                                                                 (316,000)        (130,000)
                                                             ------------     ------------

                Earnings (loss) before income taxes              (211,000)          84,000

Income tax benefit (note E)                                        20,000           12,000
                                                             ------------     ------------

                NET EARNINGS (LOSS)                              (191,000)    $     96,000
                                                             ============     ============

Discontinued operations
  Earnings (loss) from operations of discontinued
   Automated business products segment                             98,000           (4,000)
  Gain on disposal of automated business products segment          93,000               --
                                                             ------------     ------------
Earnings (loss) from discontinued operations                      191,000           (4,000)
                                                             ------------     ------------

               NET EARNINGS                                  $         --     $     92,000
                                                             ============     ============

Net earnings (loss) per common share from continuing
 Operations - basic and diluted                              $       (.02)    $        .01
Earnings per common share from discontinued
 Operations - basic and diluted                                       .02               --
                                                             ------------     ------------

Net earnings per commom share - basic and diluted            $         --              .01
                                                             ============     ============

Weighted average common shares outstanding                     10,354,337       10,252,677
                                                             ============     ============

The accompanying notes are an integral part of these statements.


19 of 28

                             MAGNUM RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       YEARS ENDED JULY 31, 1998 AND 1997

                                                  Common stock          Additional
                                          --------------------------      paid-in      Accumulated
                                             Shares         Amount        capital        deficit          Total
                                          -----------    -----------    -----------    -----------     -----------
Balances at August 1, 1996                 10,252,337    $   103,000    $ 7,831,000    $(6,173,000)    $ 1,761,000

 Settlement of note payable                    63,000          1,000         41,000             --          42,000

 Shares issued for services related to
  An offering                                  39,000             --             --             --              --

  Net earnings                                     --             --             --         92,000          92,000
                                          -----------    -----------    -----------    -----------     -----------

Balances at July 31, 1997                  10,354,337        104,000      7,872,000     (6,081,000)      1,895,000

  Net Earnings                                     --             --             --             --              --
                                          -----------    -----------    -----------    -----------     -----------
Balances at July 31, 1998                  10,354,337    $   104,000    $ 7,872,000    $(6,081,000)    $ 1,895,000


The accompanying notes are an integral part of these statements.


20 of 28

                             MAGNUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              YEARS ENDED JULY 31,

                                                                 1998             1997
                                                             ------------     ------------
Cash flows from operating activities:
   Net earnings (loss)                                       $         --     $     92,000
   Adjustments to reconcile net earnings (loss) to
     net cash from operating activities:
       Depreciation and amortization                              390,000          305,000
       Discontinued operations                                   (191,000)           4,000
       Deferred income taxes                                      (24,000)         (12,000)
       Changes in operating assets and liabilities:
         Accounts receivable                                   (1,404,000)        (954,000)
         Inventories                                             (935,000)        (546,000)
         Prepaid expenses and other                               (23,000)          38,000
         Accounts payable                                         621,000          625,000
         Accrued liabilities                                      205,000          (79,000)
                                                             ------------     ------------
                Net cash used in operating activities          (1,361,000)        (527,000)

Cash flows from investing activities:
   Purchase of property, plant and equipment                     (598,000)        (516,000)
   Other assets                                                        --           (6,000)
   Discontinued operations                                         38,000           (4,000)
                                                             ------------     ------------
                Net cash used in investing activities            (560,000)        (526,000)

Cash flows from financing activities:
   Cash overdraft                                                 (47,000)         (68,000)
   Borrowings on revolving note payable to bank                16,091,000        9,612,000
   Payments on revolving note payable to bank                 (14,481,000)      (8,539,000)
   Proceeds from issuance of long-term obligations                528,000          319,000
   Payments on long-term obligations                             (177,000)        (276,000)
                                                             ------------     ------------
                Net cash provided by financing activities       1,914,000        1,048,000
                                                             ------------     ------------

Net decrease in cash                                               (7,000)          (5,000)

Cash at beginning of year                                           7,000           12,000
                                                             ------------     ------------
Cash at end of year                                          $         --     $      7,000
                                                             ============     ============


21 of 28

                             MAGNUM RESOURCES, INC.

                              YEARS ENDED JULY 31,

                                                                            1998         1997
                                                                        ----------    ----------
Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                             $  316,000    $  161,000

Supplemental schedule of noncash investing and financing activities:
     Capital lease obligations incurred for machinery
        and equipment                                                       54,000       271,000
     Note payable settled through the issuance of common stock and
        options to purchase common stock                                        --        42,000

The accompanying notes are an integral part of these statements.


22 of 28

                             MAGNUM RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JULY 31, 1997 AND 1996

NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Magnum Resources, Inc. ("MRI"), through its subsidiaries in Thief River Falls, Minnesota, and Wahpeton, North Dakota (collectively, the "Company"), Operates in a single industry segment related to the manufacture of skid-steer loaders for comercial and agricultural use. The Company's products are sold predominately throughout the United States utilizing an independent dealer network and in-house sales people.

     A summary pf the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

     The consolidated financial statements include the accounts of MRI and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Accounts Receivable

     The Company grants credit to customers in the ordinary course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of customers. The Company maintains allowances for potential credit losses, which have been sufficient for losses recognized due to uncollected accounts.

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


23 of 28

     Cash Overdraft

     The Company, at times, issues checks prior to funding the bank account upon which the checks are drawn. The Company funds the cash overdraft through additional borrowings on the revolving note payable to bank (note D). Cash overdrafts are classified with accounts payable on the balance sheet at July 31, 1998 and 1997.

     Product Warranties

     The Company provides for estimated warranty costs at the time of sale.

     Revenue Recognition

     The Company recognizes revenue at the time the goods are shipped to its customers.

     Net Earnings (Loss) Per Common Share

     Basic net earnings per common share is computed by dividing net earnings by the weighted average common shares. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivelants relating to stock options when dilutive. Diluted net earnings per share for the years ended July 31, 1998 and 1997 is the same as basic net earnings per share due to the antidilutive effect of stock options outstanding. Options to purchase 63,000 and 8,333 share with weighted average exercise prices of $.32 and $.25 were outstanding during the years ended July 31, 1998 and 1997, but were excluded because they were antidilutive.

     Stock-Based Compensation

     The Company utilizes the intrinsic value method of accounting for its employee stock-based compensation.

NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  Continued

     Use of Estimates

     Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - DISCONTINUED OPERATIONS

     In July 1998, the Company accepted an offer to sell Magnum Business Systems,Inc., its business automation products segment to the current managers of the business for $252,000 cash. The Company's gain on the sale was $93,000. The segment income from operations of $98,000 for the year ending July 31, 1998 is recorded as discontinued operations and includes sales of $2,782,000.

NOTE C - INVENTORIES

     Inventories consist of the following at July 31:

                                                               1998            1997
                                                            ----------      ----------
     Service parts and raw and work-in-process materials    $1,653,000      $1,077,000
     Work-in-process labor and overhead                        153,000         170,000
     Finished goods                                            974,000         598,000
                                                            ----------      ----------
                                                            $2,780,000      $1,845,000
                                                            ==========      ==========


24 of 28

NOTE D  -  REVOLVING NOTE PAYABLE TO BANK

     Revolving notes payable to bank consists of borrowings under two revolving note Arrangements. The total funds available under the first note are the lesser od $1,200,000 or a defined borrowing base of 80% of eligible receivables and 60% of finished goods inventory. Interest is payable monthly at 5.25% and 6.5% over the banks prime rate at July 31, 1998 and 1997, respectively (effective rates of 13.75% and 15.0% at July 31, 1998 and 1997), subject to a minimum interest charge of $37,500 per year. Amounts due at July 31, 1998 and 1997 were $2,309,000 and $1,190,000, respectively.

     On June 17, 1998, the Company obtained an additional revolving note payable with the total available funds of $500,000. Interest is payable monthly at 2.0% over prime rate (effective rate of 10.5% at July 31, 1998). The revolving note is secured by specific inventory and expires on June 17, 2001. The balance outstanding at July 31, 1998 was $491,000.

     In September 1998, the Company negotiated a line of credit with a new lender. The total funds available under this note are the lessor of $2,750,000 or the sum of 80% of qualified accounts receivable, 85% of qualified finished goods inventory and 60% of qualified raw material and work in process inventory. Interest is payable monthly at .75% over the prime rate. The revolving note is collarteralized by substantially all of the assets of the Company, contains certain restrictive covenants and is due in September 2001. Funds available were used to repay the Company's July 31, 1998 outstanding revolving note payable of $2,309,000.

     The loan agreements contain certain restrictive covenants regarding minimum levels of equity, limitations on dividends, and certain financial ratios. At July 31, 1998, the Company was in violation of certain covenants for which waivers have not been obtained. These violations allow the lender to call the amounts due on demand.

     Subsequent to negotiating the September 1998 line of credit, the Company was in violation of the certain covenants under the agreement for which waivers have not been obtained. These violations allow the lender to call the amounts due on demand. Therefore, this debt has been classified as a current liability.

NOTE E  -  LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                                         1998          1997
                                                                        ------        -----
     Note payable to finance company, due various dates
     through July 2003, payable in monthly installments
     includine interest ranging from 8.9% to 12.5%,
     collateralized by equipment and                                  $709,000      $275,000

     Capital lease obligations for equipment - due various
     dates through November 2002, payable in monthly installments
     including imputed interest ranging from 6.5% to 20.5%             259,000       274,000

     Other                                                              15,000        29,000
                                                                      --------      --------
                                                                       983,000       578,000
                 Less current maturities                               390,000       144,000
                                                                      --------      --------
                                                                      $593,000      $434,000
                                                                      ========      ========


25 of 28

Annual maturities of long-term obligations for each of the years ending July 31 are as follows:

                                             $390,000
                                              211,000
                                              208,000
                                              140,000
                                               34,000
                                            ---------
                                             $983,000
                                            =========

Management believes the fair value of the long-term obligations approximates the carrying value based upon rates currently available with similar terms.

Machinery and equipment includes the following amounts under capitalizated leases at July 31:

                                       1998           1997
                                    ---------       --------
     Cost                           $ 433,000       $379,000
     Accumulated depreciation        (172,000)       (97,000)
                                    ---------       --------
                                    $ 261,000       $282,000
                                    =========       ========

NOTE F  -  INCOME TAXES

     Income tax benefit (expense) consists of the following:

                                      1998           1997
                                    -------        -------

     Current                        $(4,000)       $    --
     Deferred                        24,000         12,000
                                    -------        -------

                                    $20,000        $12,000
                                    =======        =======

     The effective income tax rates are less than the Federal statutory income tax rate due primarily to the change in the Company's valuation allowance.

The tax effects of cumulative temporary differences are as follows at July 31:

                                                     1998           1997
                                                  ---------      ---------

      Deferred tax assets
        Inventory                                 $ 142,000      $ 105,000
        Accrued warranty costs                       34,000         28,000
        Other                                        40,000         24,000
        Net operating loss carryforwards            324,000        406,000
                                                  ---------      ---------
                                                    540,000        563,000
        Valuation allowance                        (360,000)      (382,000)
                                                  ---------      ---------

      Net deferred tax asset                        180,000        181,000

      Deferred tax liabilities
        Depreciation                               (240,000)      (265,000)
                                                  ---------      ---------

      Net deferred tax liability                  $ (60,000)     $ (84,000)
                                                  =========      =========


26 of 28

     At July 31, 1998, the Company has net operating loss carryforwards, which expire beginning in 2008. Due to changes in the Company's stock ownership, utilization of the Company's net operating loss carryforwards have been restricted to approximately $810,000.

NOTE G  -  COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company leases equipment and office space under operating leases expiring on various dates through July 2002. In addition to rent, the Company is generally required to pay insurance, taxes and other operating and maintenance costs. Rent expense totaled $60,000 and $58,000 in 1998 and 1997. Future minimum rental commitments under these operating leases are as follows:

                1999                                     60,000
                2000                                     57,000
                2001                                     12,000
                2002                                      2,000
                                                       --------
                                                       $131,000
                                                       ========

     Litigation

     During 1997, the Company was named as a defendant in a lawsuit. Subsequent to July 31, 1997, this case was settled. The Company's portion of the settlement was approximately $84,000.

     The Company is subject to legal proceedings and claims which arrise In the ordinary course of business. In the opinion od management, The ultimate outcome of these matters will not be material to the Consolidated financial statements.

NOTE H  -  STOCKHOLDERS' EQUITY

Common Stock Issuances

     During 1997, the Company settled a note payable to its corporate legal counsel through the issuance of common stock and an option to purchase 63,000 shares of common stock. The excess of the note payable balance over the fair value of the issued common stock and options to purchase common stock has been recorded as additional paid-in capital. The option had an exercise price of $.32, was fully vested on the date of the grant, and expired on July 31, 1998.

     During 1997, the Company issued 39,000 shares of common stock to its corporate counsel in exchange for services to be performed relating to a future financing transaction. The shares were forfieted back to the Company on July 31, 1998, because certain events did not occur.

NOTE I  -  FOREIGN SALES

     The Company had foreign sales to customers located in the following geographic areas for the years ended July 31, 1998 and 1997:

                                                       1998         1997
                                                    ----------    --------

     Canada                                           $212,000    $283,000
     Central America                                   405,000     224,000
     Other (primarily Europe and South America)        404,000     151,000
                                                    ----------    --------

                                                    $1,021,000    $658,000
                                                    ==========    ========


27 of 28

     All foreign sales are denominated in U.S. currency.

NOTE J  -  EMPLOYEE BENEFIT PLAN

     The Company adopted a 401(k) employee savings and profit sharing plan effective January 1, 1997. The plan covers employees who have completed six months of service, as defined in he plan, and who have attained the age of
     20. The plan provides for employee salary deferrals and discretionary Company matching and profit sharing contributions. The Company matches 100% of employee salary deferrals, up to 3% of employees' salaries. Total Company contributions for the years ended July 31, 1998 and 1997 were $41,000 and $32,000.

NOTE K - RISKS AND UNCERTAINTIES

     The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with whom the Company conducts business, the Company's revenues and financial condition could be adversely impacted.


28 of 28