Form 10QSB
period 1998-10-31
MAGNUM RESOURCES INC /DE/
filed 2000-02-22
CIK 915637

FORM 10QSB FOR MAGNUM RESOURCES INC /DE/ FILED ON FEB 15 2000



                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                 For the quarterly period ended October 31, 1998


                         Commission File Number: 0-22990



                             MAGNUM RESOURCES, INC.

             (Exact name of registrant as specified in its charter)

            DELAWARE                                87-0368628
    (State of incorporation)           (I.R.S. Employer Identification No.)


                              1110 Pennington Ave S
                           Thief River Falls, MN 56701
                                 (218) 681-7130

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

Yes   X      No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 15, 2000 - 10,354,337


Transitional Small Business Disclosure Format (Alternative 2):

Yes   X      No


1 of 8

                             MAGNUM RESOURCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                            October 31,      July 31,
                  ASSETS                                       1998            1998
                                                            -----------     -----------
CURRENT ASSETS
   Cash                                                     $    73,000     $    41,000
   Accounts receivable, net                                   3,015,000       3,012,000
   Inventories                                                2,364,000       2,780,000
   Prepaid expenses and other                                   137,000         100,000
                                                            -----------     -----------

                Total current assets                          5,589,000       5,933,000

PROPERTY, PLANT AND EQUIPMENT, net                            2,193,000       2,271,000

OTHER ASSETS                                                     29,000          30,000
                                                            -----------     -----------

                                                            $ 7,811,000     $ 8,234,000
                                                            ===========     ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Revolving note payable to bank                           $   491,000     $ 2,800,000
   Current maturities of long-term obligations                  336,000         390,000
   Accounts payable                                           1,809,000       1,802,000
   Accrued liabilities                                          655,000         694,000
                                                            -----------     -----------

                Total current liabilities                     3,291,000       5,686,000

LONG-TERM OBLIGATIONS, less current maturities                3,287,000         593,000

DEFERRED INCOME TAXES                                            60,000          60,000

COMMITMENTS AND CONTINGENCIES                                        --              --

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; 5,000,000
      shares authorized; no shares issued or outstanding             --              --
   Common stock, par value $.01 per share; 50,000,000
      shares authorized; shares issued and outstanding,
      10,354,337 in 1998 and 1997                               104,000         104,000
   Additional paid-in capital                                 7,872,000       7,872,000
   Accumulated deficit                                       (6,803,000)     (6,081,000)
                                                            -----------     -----------
                                                              1,173,000       1,895,000
                                                            -----------     -----------

                                                            $ 7,811,000     $ 8,234,000
                                                            ===========     ===========

The accompanying notes are an integral part of these statements.


2 of 8

                             MAGNUM RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three months ended
                                                             October 31,
                                                    -----------------------------
                                                        1998             1997
                                                    ------------     ------------
Net sales                                           $  2,713,000     $  3,744,000
Cost of goods sold                                     2,512,000        3,046,000
                                                    ------------     ------------

         Gross profit                                    201,000          698,000

Operating expenses
   Selling, general and administrative                   705,000          518,000
   Research, development and engineering                  50,000           51,000
                                                    ------------     ------------
                                                         755,000          569,000
                                                    ------------     ------------

         Operating income (loss)                        (554,000)         129,000


Other income (expense)
   Interest expense                                     (206,000)         (96,000)
   Other                                                  38,000            3,000
                                                    ------------     ------------
                                                        (168,000)         (93,000)
                                                    ------------     ------------

         Earnings (loss) before income taxes            (722,000)          36,000

Income tax benefit                                            --            3,000
                                                    ------------     ------------

         NET EARNINGS (LOSS)                        $   (722,000)    $     39,000
                                                    ============     ============


Basic and diluted net earnings (loss) per common
   share                                            $      (0.07)    $       0.00
                                                    ============     ============

Basic and diluted weighted average common shares
   outstanding                                        10,354,337       10,354,337
                                                    ============     ============

The accompanying notes are an integral part of these statements.


3 of 8

                             MAGNUM RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Three months ended October 31,
                                                                      ------------------------------
                                                                           1998            1997
                                                                        -----------     -----------
Cash flows from operating activities:
   Net earnings (loss)                                                  $  (722,000)    $    39,000
   Adjustments to reconcile net earnings (loss) to
     net cash from operating activities
       Depreciation and amortization                                        113,000          87,000
       Deferred income taxes                                                      0          (3,000)
       Changes in operating assets and liabilities:
         Accounts receivable                                                 (3,000)       (380,000)
         Inventories                                                        416,000        (117,000)
         Prepaid expenses and other                                         (37,000)        (18,000)
         Accounts payable                                                   (34,000)        257,000
         Accrued liabilities                                                (39,000)         (8,000)
                                                                        -----------     -----------

 Net cash provided by (used in) operating activities                       (306,000)       (143,000)

Cash flows from investing activities:
   Purchase of property, plant and equipment                                (33,000)       (346,000)
   Other assets                                                                   0         (56,000)
                                                                        -----------     -----------

      Net cash used in investing activities                                 (33,000)       (402,000)

Cash flows from financing activities:
   Cash overdraft                                                            41,000          39,000
   Net borrowings on revolving note payable to bank                      (2,309,000)        261,000
   Proceeds from issuance of long-term obligations                        2,750,000         311,000
   Payments on long-term obligations                                       (111,000)        (32,000)
                                                                        -----------     -----------
      Net cash provided by financing activities                             371,000         579,000
                                                                        -----------     -----------

Net increase (decrease) in cash                                              32,000          34,000

Cash at beginning of period                                                  41,000           7,000
                                                                        -----------     -----------

Cash at end of period                                                   $    73,000     $    41,000
                                                                        ===========     ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                           $   205,000     $    73,000

Supplemental schedule of noncash investing and financing activities:
     Capital lease obligations incurred for machinery
        and equipment                                                   $        --     $        --

The accompanying notes are an integral part of these statements.


4 of 8

                             MAGNUM RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE A  -  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements include the accounts of Magnum Resources, Inc. and its wholly-owned subsidiaries ("Company"). These statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended July 31, 1998. The following information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim period results. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

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


5 of 8

                             MAGNUM RESOURCES, INC.

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


6 of 8

                             MAGNUM RESOURCES, INC.


PART II - OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. - OTHER MATTERS

During the quarter ended October 31, 1998, the Company utilized its line of credit and other financing instruments primarily to finance inventory and accounts receivable. The line of credit bears interest at Case Credit Corporation's prime rate plus 0.75%. In addition to the interest cost on the Company's funded debt, many of the Company's dealers purchased equipment utilizing Company supported finance options (floorplans). The combined interest cost associated with the funded debt and the dealer participation in the floorplan financing, caused interest expense to increase from $73,000 in the first quarter of 1998 to $206,000 in the first quarter of 1999. The Company expects interest expense to remain high in periods of revenue growth.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          (A)  Exhibits

               27.1 Financial Data Schedule

          (B)  Reports on Form 8-K

               None


7 of 8

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MAGNUM RESOURCES, INC.
                                         (Registrant)

Date:  February 15, 2000             BY:   /s/ Jerome W. Kutil
                                          ---------------------
                                          Jerome W. Kutil
                                          Chief Executive and Accounting Officer


8 of 8