Form 10QSB
period 1999-04-30
MAGNUM RESOURCES INC /DE/
filed 2000-02-22
CIK 915637

FORM 10QSB FOR MAGNUM RESOURCES INC /DE/ FILED ON FEB 15 2000



                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended April 30, 1999


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

Yes   X      No


1 of 8

                             MAGNUM RESOURCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 April 30,      July 31,
                  ASSETS                                           1999           1998
                                                            -----------     -----------
CURRENT ASSETS
   Cash                                                     $     1,000     $    41,000
   Accounts receivable, net                                   1,642,000       3,012,000
   Inventories                                                2,151,000       2,780,000
   Prepaid expenses and other                                   146,000         100,000
                                                            -----------     -----------

                Total current assets                          3,940,000       5,933,000

PROPERTY, PLANT AND EQUIPMENT, net                            1,996,000       2,271,000

OTHER ASSETS                                                     26,000          30,000
                                                            -----------     -----------

                                                            $ 5,962,000     $ 8,234,000
                                                            ===========     ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Revolving note payable to bank                           $   367,000     $ 2,800,000
   Current maturities of long-term obligations                  225,000         390,000
   Accounts payable                                           1,305,000       1,802,000
   Accrued liabilities                                          591,000         694,000
                                                            -----------     -----------

                Total current liabilities                     2,488,000       5,686,000

LONG-TERM OBLIGATIONS, less current maturities                3,179,000         593,000

DEFERRED INCOME TAXES                                            60,000          60,000

COMMITMENTS AND CONTINGENCIES                                        --              --

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; 5,000,000
      shares authorized; no shares issued or outstanding             --              --
   Common stock, par value $.01 per share; 50,000,000
      shares authorized; shares issued and outstanding,
      10,354,337 in 1998 and 1997                               104,000         104,000
   Additional paid-in capital                                 7,872,000       7,872,000
   Accumulated deficit                                       (7,741,000)     (6,081,000)
                                                            -----------     -----------
                                                                235,000       1,895,000
                                                            -----------     -----------

                                                            $ 5,962,000     $ 8,234,000
                                                            ===========     ===========

The accompanying notes are an integral part of these statements.


2 of 8

                             MAGNUM RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three months ended                 Nine months ended
                                                              April 30                          April 30,
                                                    -----------------------------     -----------------------------
                                                        1999             1998             1999             1998
                                                    ------------     ------------     ------------     ------------
Net sales                                           $  2,204,000     $  4,638,000     $  6,896,000     $ 12,674,000
Cost of goods sold                                     1,836,000        3,396,000        6,287,000        9,912,000
                                                    ------------     ------------     ------------     ------------

         Gross profit                                    368,000        1,242,000          609,000        2,762,000

Operating expenses
   Selling, general and administrative                   446,000        1,245,000        1,749,000        2,380,000
   Research, development and engineering                  53,000           46,000          152,000          142,000
                                                    ------------     ------------     ------------     ------------
                                                         499,000        1,291,000        1,901,000        2,522,000
                                                    ------------     ------------     ------------     ------------

         Operating income (loss)                        (131,000)         (49,000)      (1,292,000)         240,000


Other income (expense)
   Interest expense                                     (134,000)        (115,000)        (430,000)        (314,000)
   Other                                                  41,000               --           62,000               --
                                                    ------------     ------------     ------------     ------------
                                                         (93,000)        (115,000)        (368,000)        (314,000)
                                                    ------------     ------------     ------------     ------------

Earnings (loss) before income taxes                     (224,000)        (164,000)      (1,660,000)         (74,000)

Income tax benefit                                            --            3,000               --            9,000
                                                    ------------     ------------     ------------     ------------

         NET EARNINGS (LOSS)                        $   (224,000)    $   (161,000)    $ (1,660,000)    $    (65,000)
                                                    ============     ============     ============     ============


Basic and diluted net earnings (loss) per common
   share                                            $      (0.02)    $       0.01     $      (0.16)    $        .00
                                                    ============     ============     ============     ============

Basic and diluted weighted average common shares
   outstanding                                        10,354,337       10,354,337       10,354,337       10,354,337
                                                    ============     ============     ============     ============

The accompanying notes are an integral part of these statements.


3 of 8

                             MAGNUM RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Nine months ended April 30,
                                                                ---------------------------
                                                                    1999           1998
                                                                -----------     -----------
Cash flows from operating activities:
   Net earnings (loss)                                          $(1,660,000)    $   (74,000)
   Adjustments to reconcile net earnings (loss) to
     net cash from operating activities
       Depreciation and amortization                                304,000         283,000
       Deferred income taxes                                             --          (9,000)
       Changes in operating assets and liabilities:
         Accounts receivable                                      1,370,000      (1,889,000)
         Inventories                                                629,000        (348,000)
         Prepaid expenses and other                                 (46,000)        (28,000)
         Accounts payable                                          (529,000)      1,029,000
         Accrued liabilities                                       (103,000)         75,000
                                                                -----------     -----------

         Net cash provided by (used in) operating activities        (35,000)       (961,000)

Cash flows from investing activities:
   Purchase of property, plant and equipment                        (51,000)       (544,000)
   Proceeds from sale of equipment                                   26,000              --
   Other assets                                                          --        (106,000)
                                                                -----------     -----------

         Net cash used in investing activities                      (25,000)       (650,000)

Cash flows from financing activities:
   Cash overdraft                                                    32,000              --
   Net borrowings on revolving note payable to bank              (2,433,000)      1,301,000
   Proceeds from issuance of long-term obligations                2,750,000              --
   Payments on long-term obligations                               (329,000)        369,000
                                                                -----------     -----------
         Net cash provided by financing activities                   20,000       1,670,000
                                                                -----------     -----------

Net increase (decrease) in cash                                     (40,000)         59,000

Cash at beginning of period                                          41,000           7,000
                                                                -----------     -----------

Cash at end of period                                           $     1,000     $    66,000
                                                                ===========     ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                   $   430,000     $   314,000

Supplemental schedule of noncash investing and financing
   activities:
     Capital lease obligations incurred for machinery
        and equipment                                           $        --     $   159,000

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


6 of 8

                             MAGNUM RESOURCES, INC.


PART II - OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. - OTHER MATTERS

During the quarter ended April 30, 1999, the Company utilized its line of credit and other financing instruments primarily to finance inventory and accounts receivable. The line of credit bears interest at Case Credit Corporation's prime rate plus 0.75%. In addition to the interest cost on the Company's funded debt, many of the Company's dealers purchased equipment utilizing Company supported finance options (floorplans). The combined interest cost associated with the funded debt and the dealer participation in the floorplan financing, caused interest expense to increase from $314,000 in the third quarter of 1998 to $430,000 in the third quarter of 1999. The Company expects interest expense to remain high in periods of revenue growth.

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